Form 10KSB
period 1997-12-31
TRITON ASSET MANAGEMENT INC
filed 1998-04-14
CIK 768152

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 1997

                          Commission File No. 2-97360-A

                          Triton Asset Management, Inc.

                 (Name of Small Business Issuer in its Charter)


Florida                                211 West Wall, Midland, Texas 79701                    59-2091510
(State or Other Jurisdiction          (Address of Principal Executive Office,           (I.R.S. Employer
of incorporation or organization)              including Zip Code)                    Identification No.)

                                 (915) 682-1761
              (Registrant's telephone number, including area code)

         Securities Registered under Section 12(b) of the Exchange Act:

 Title of Each Class                   Name of Each Exchange on which Registered
 -------------------                   -----------------------------------------

         None

       Securities Registered Under Section 12(g) of the Exchange Act: None

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No   X
   -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of management's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:  $-0-.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0-..

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,950,000

Transitional Small Business Disclosure Format:  Yes        No   X

                                     PART I

Item 1.  Description of Business.
---------------------------------

General

Vyquest International Capital, Inc. (the Company's former name) filed a registration under The Securities Act of 1933 on FORM S-18 (registration No. 2-98138-A) with the Securities and Exchange Commission with respect to a public offering of its securities. The offering was completed on January 17, 1986 and raised an aggregate of $150,000 ($137,113.50 net) from the sale of 1,500,000 units, consisting of one share of common stock and warrants, priced at $.10 per unit.

The Company was formed for the purpose of seeking and acquiring an interest in a private business.

On February 9, 1987 there was a 1:20 reverse split of the outstanding common stock, however, the authorized number of shares (100,000,000) and the par value ($.02) were not changed. On February 17, 1987 the Company changed its name to Triton Asset Management Inc. On March 22, 1991 there was a change of control and the new management changed the corporate name on May 7, 1991 to Bio-Chem Technology, Inc.

The corporate charter was revoked on August 13, 1993 by the State of Florida for failure to file required documents and pay associated fees.

On September 19, 1997 the charter was reinstated by the State of Florida and on September 24, 1997 the name was changed back to Triton Asset Management, Inc.

On August 17, 1997 a stock purchase agreement was completed between the then majority stockholder and Little and Company Investment Securities with a change in control being consummated on December 17, 1997.

It is the intention of the new management to arrange to bring its SEC reporting to date in order that the Company might be potentially attractive to a private business that might be interested in becoming a publicly-held company, without the expense and time delay involved in distributing its securities to the public.

Proposed Business

         The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

         Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a

        ------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1997 combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Combination Suitability Standards

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

         (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

         (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

         (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and

        ------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1997 directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

Item 2.  Description of Property.
---------------------------------

The Company has no properties.

Item 3.  Legal Proceedings.
---------------------------

The Company is not a party to any material pending nor is it aware of any threatened legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

No matters were submitted to securities holders during the year ended December 31, 1997.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information

The stock does not trade on any exchange or the OTC market. There is no known public market for this security.

As of December 31, 1997, there were 625 holders on record of the Company's common stock holding a total of 7,950,000 shares.

Dividend Policy

The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.


Item 6.  Management's Discussion and Analysis of Financial
            Condition and Plan of Operation.
            --------------------------------

Discussion of Financial Condition

The Company currently has no revenues, no operations and owns no assets. The Company will remain illiquid until such time as a business combination transaction occurs, if ever. No prediction of the future financial condition of the Company can be made.


Plan of Business

        ------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1997

         General. The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Combination Suitability Standards. In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

         (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

         (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful

        ------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1997 transactions in securities; or

         (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

Item 7.  Financial Statements.
------------------------------
                                                                           Page
                                                                           ----
         Independent Auditor's Report                                        1
         Balance Sheets as at December 31, 1996 and 1997                     2
         Statements of Operations for the Years Ended
              December 31, 1995, 1996 and 1997                               3
         Statements of Changes in Shareholders' Equity for the
              Years Ended December 31, 1997, 1996 and 1995                   4
         Statements of Cash Flows for the Years Ended
               December 31, 1997, 1996 and 1995                              5
         Notes to Financial Statements                                       6

















        ------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1997

Item 8.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosures.
               ----------------------------------------

The former auditor, Allan B. Dombrow, had no disagreement with the Company with respect to accounting and financial disclosure matters. A current report on Form 8-K relating to the change in independent by the Company is to be filed in the near future.


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                 Compliance With Section 16(a) of the Exchange Act.
                 -----------------------------------------------------

The following table sets forth the officers and directors of the Company

Name                   Positions                                          Age
-----------------------------------------------------------------------------
Glenn A. Little        President                                          44

Matthew Blair          Secretary and Director                             41



Set forth below is a description of the backgrounds of each of the officers and directors of the Company.

Glenn A. Little, is a graduate of The University of Florida, Gainesville (Bachelor of Science in Business Administration) and the American Graduate School of International Management (Master International Management) and has been the principal of Little and Company Investment Securities (LITCO), a Securities Broker/Dealer with offices in Midland, Texas since 1979. Mr. Little currently serves as an officer and director of other inactive public corporations having the same business purpose as the Company.

Before founding LITCO Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in New Orleans and Midland and worked for the First National Bank of Commerce in New Orleans, Louisiana.


Matthew Blair is a solo practitioner of law in Midland, Texas. Before opening his practice he served in the Legal Department of the Federal Deposit Insurance Corporation (FDIC), Midland, Texas where he gained exposure to corporate structures and debt workouts. His employment before the FDIC appointment was with Texas American Energy and Exxon Corporation. Mr. Blair received a Bachelor of Arts in Government from The University of Texas at Austin (1975) and Juris Doctor from Texas Tech University School of Law (1979). He is licensed in every state court in Texas, United States District Court (Texas) and in The United States Supreme Court.

        ------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1997

Item 10.  Executive Compensation.
---------------------------------

The Company's management is not currently compensated for services provided to the Company, and no compensation has been accrued and none is expected to be accrued in the future.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

The following table set forth the names and addresses of each of the persons known by the Company to own beneficially 10% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company.

Name and Address            Number of Shares Owned   Percentage of Ownership (1)

Glenn A. Little             7,699,998                96.85%

Matthew Blair                       0                    0

1. Based on 7,950,000


Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

The Company's President, Glenn A. Little, has agreed to provide funds to the Company sufficient to cover Company expenses relating to its SEC periodic reporting and other minor corporate expenses.

Item 13.  Exhibits and Reports on Form 8-K.
-------------------------------------------

Exhibits

None.

Reports on Form 8-K

No Current Report on Form 8-K was filed during the year ended December 31, 1997. The Company intends to file a Current Report on Form 8-K with respect to a change in the Company's independent auditor in the near future.









        ------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1997

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 9, 1998


Triton Asset Management, Inc.



By: /s/ Glenn A. Little
-----------------------------
Glenn A. Little
President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/ Glenn A. Little                                                April 9, 1997
-----------------------------------------
Glenn A. Little
President, (Chief Executive Officer and
Principal Financial Officer) and Director


/s/ Matthew Blair                                                  April 9, 1997
-----------------------------------------
Matthew Blair
Secretary and Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers.

As of the date of this Annual Report on Form 10-KSB, no annual report or proxy material has been sent to security holders of the Company. It is anticipated that an annual report and proxy material will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB.

                          TRITON ASSET MANAGEMENT, INC.

                                    CONTENTS



                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants                          F-2

Financial Statements

   Balance Sheets as of December 31, 1997 and 1996                          F-3

   Statements of Operations
     for the years ended December 31, 1997 and 1996                         F-4

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 1997 and 1996                         F-5

   Statements of Cash Flows
     for the years ended December 31, 1997 and 1996                         F-6

   Notes to Financial Statements                                            F-7

S. W. HATFIELD + ASSOCIATES
certified public accountants

Members:   American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Triton Asset Management, Inc.

We have audited the accompanying balance sheets of Triton Asset Management, Inc. (a Florida corporation) as of December 31, 1997 and 1996 and the related statements of operations, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triton Asset Management, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company is in the development stage and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note A. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.





                                                     S. W. HATFIELD + ASSOCIATES
Dallas, Texas
March 17, 1998

                      Use our past to assist your future sm

           P. O. Box 820392 o Dallas, Texas 75382-0392 o 214-342-9635
        9236 Church Road, Suite 1040 o Dallas, Texas 75231 o 800-244-0639
                  214-342-9601 (fax) o SWHCPA@aol.com (e-mail)
                                                                             F-2


                          TRITON ASSET MANAGEMENT, INC.
                                 BALANCE SHEETS
                           December 31, 1997 and 1996



                                                              1997         1996
                                                             ---------    ---------

                                     ASSETS
                                     ------

Current assets                                               $    --      $    --
                                                             ---------    ---------


Other assets
   Organization costs, net of accumulated
     amortization of $6,137, respectively                         --           --
                                                             ---------    ---------


TOTAL ASSETS                                                 $    --      $    --
                                                             =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
   Current liabilities
     Accounts payable - trade                                $   3,820    $   2,850
                                                             ---------    ---------


SHAREHOLDERS' EQUITY Common stock - $0.02 par value
     100,000,000 shares authorized
     7,950,000 shares issued and outstanding                   159,000      159,000
   Additional paid-in capital                                  277,114      277,144
   Accumulated deficit                                        (439,934)    (438,964)
                                                             ---------    ---------

       Total shareholder's equity                               (3,820)      (2,850)
                                                             ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $    --      $    --
                                                             =========    =========



The accompanying notes are an integral part of these financial statements.
                                                                             F-3

                          TRITON ASSET MANAGEMENT, INC.
                            STATEMENTS OF OPERATIONS
                     Years ended December 31, 1997 and 1996



                                                        1997           1996
                                                    -----------    -----------

REVENUES                                            $      --      $      --
                                                    -----------    -----------


EXPENSES
   General and administrative expenses                      970          1,088
                                                    -----------    -----------


NET LOSS                                            $      (970)   $    (1,088)
                                                    ===========    ===========


Net loss per weighted-average share
   of common stock outstanding, basic and diluted           nil            nil
                                                            ===            ===
Weighted-average number of shares
   of common stock outstanding                        7,950,000      7,950,000
                                                    ===========    ===========








The accompanying notes are an integral part of these financial statements.
                                                                             F-4


                          TRITON ASSET MANAGEMENT, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 1997 and 1996



                                                         Additional
                                    Common Stock          paid-in   Accumulated
                                  Shares     Amount       capital    deficit      Total
                                ---------   ---------   ---------   -----------  ---------

Balances at January 1, 1996     7,950,000   $ 159,000   $ 277,114   $(437,876)   $  (1,762)

Net loss for the year                --          --          --        (1,088)      (1,088)
                                                                    ---------    ---------

Balances at December 31, 1996   7,950,000     159,000     277,114    (438,964)      (2,850)

Net loss for the year                --          --          --          (970)        (970)
                                                                    ---------    ---------

Balances at December 31, 1997   7,950,000   $ 159,000   $ 277,114   $(439,934)   $  (3,820)
                                =========   =========   =========   =========    =========



The accompanying notes are an integral part of these financial statements.
                                                                             F-5

                          TRITON ASSET MANAGEMENT, INC.
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1997 and 1996




                                                  1997      1996
                                                --------  --------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss for the period                    $  (970)  $(1,088)
     Adjustments to reconcile net loss
       to net cash provided by operating
       activities
         Increase in accounts payable - trade       970     1,088
                                                -------   -------

Net cash used in operating activities              --        --
                                                -------   -------

CASH FLOWS FROM
   INVESTING ACTIVITIES                            --        --
                                                -------   -------

Net cash used in investing activities              --        --
                                                -------   -------

CASH FLOWS FROM
   FINANCING ACTIVITIES                            --        --
                                                -------   -------

Net cash provided by financing activities          --        --
                                                -------   -------

INCREASE (DECREASE) IN CASH                        --        --

Cash at beginning of period                        --        --
                                                -------   -------

Cash at end of period                           $  --     $  --
                                                =======   =======


SUPPLEMENTAL DISCLOSURE OF
   INTEREST AND INCOME TAXES PAID

     Interest paid for the year                 $  --     $  --
                                                =======   =======
     Income taxes paid for the year             $  --     $  --
                                                =======   =======


The accompanying notes are an integral part of these financial statements.
                                                                             F-6

                          TRITON ASSET MANAGEMENT, INC.

                          NOTES TO FINANCIAL STATEMENTS



NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Triton Asset Management, Inc. (Company) was originally incorporated on March 4, 1985 under the laws of the State of Florida as Vyquest International Capital, Inc. The Company was formed for the purpose of seeking, investigating, and if warranted, acquiring an interest in or merging with a suitable on-going business entity.

In 1989, the Company changed its corporate name to Triton Asset Management, Inc. In 1991, concurrent with a pending transaction, the Company changed its corporate name to Bio-Chem Technology, Inc. This pending transaction did not consummate and, in 1993, the Company failed to file the required reports and pay the requisite fees to the State of Florida and its corporate charter was revoked. In September 1997, the Company reinstated its corporate charter and changed its corporate name back to Triton Asset Management, Inc.

Effective January 17, 1986, the Company completed the registration and sale of 1,500,000 units consisting of common stock and warrants at $0.10 per share on Form S-18 as filed with the US Securities and Exchange Commission. This offering generated approximately $137,114 in initial net proceeds to the Company and an additional approximate $149,000 in 1987 upon the exercise of the outstanding warrants.

From inception, the Company has been engaged solely in seeking a suitable merger or acquisition candidate. Accordingly, the Company is fully dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

     Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2.   Organization costs

     Organization costs were amortized over a five year period using the straight-line method.