Form 10QSB
period 1998-06-30
TRITON ASSET MANAGEMENT INC
filed 1998-08-26
CIK 768152

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

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

                           Yes [ ]           No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

        Class                                 Outstanding as of March 31, 1998
        -----                                 --------------------------------

  Common Stock, $.02 par value                            7,950,000


--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1998
                                           Triton Asset Management, Inc - Page 1

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


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                          Triton Asset Management, Inc.
                          (a development-stage company)

                                                                            Page

Balance Sheets as at June 30, 1998 (unaudited), and
  December 31, 1997                                                          3

Statements of Operations for the Three Months Ended
 June 30, 1998, and 1997 (unaudited)                                         4

Statements of Cash Flows for the Three Months Ended
 June 30, 1998(unaudited), and 1997 (unaudited)                              5




--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1998
                                           Triton Asset Management, Inc - Page 2

                          Triton Asset Management, Inc.
                          -----------------------------
                          (a development-stage company)
                              Balance Sheets as at
                June 30, 1998 (unaudited), and December 31, 1997


                                     ASSETS

                                        June 30, 1998         December 31, 1997
                                        -------------         -----------------
                                         (unaudited)

Cash                                          -0-                      -0-

         Total Assets                         -0-                      -0-

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
-----------

Accounts Payable                            3,820                    3,820

         Total Liabilities                  3,820                    3,820

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



--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1998
                                           Triton Asset Management, Inc - Page 3

                          Triton Asset Management, Inc.
                          -----------------------------
                          (a development-stage company)
               Statements of Operations For the Three Months Ended
            June 30, 1998 (unaudited), and June 30, 1997 (unaudited)

                                        June 30, 1998             June 30, 1997
                                        -------------             -------------
                                         (unaudited)               (unaudited)

Revenue                                       -0-                      -0-

         Total Revenue                        -0-                      -0-

Expenses

  Professional Fees                           -0-                      -0-
  Regulatory Expense                          -0-                      -0-
  Advertising and Marketing                   -0-                      -0-
  Miscellaneous Expense                       -0-                      -0-
  Office Supplies                             -0-                      -0-

         Total Expenses                       -0-                      -0-

Net Income (Loss) Before Taxes                -0-                      -0-

Net Income (Loss)                             -0-                      -0-

Primary Earnings Per Common Share             -0-                      -0-

Net Earnings (Loss)                           -0-                      -0-

Weighted Average Number of              7,950,000                7,950,000
 Common Shares Outstanding

Fully Diluted Earnings Per
 Common Share                                 -0-                      -0-

Net Earnings (Loss) Per
 Common Share                                 -0-                      -0-


--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1998
                                           Triton Asset Management, Inc - Page 4

                          Triton Asset Management, Inc.
                          (a development-stage company)
               Statements of Cash Flows for the Three Months Ended
            June 30, 1998 (unaudited), and June 30, 1997 (unaudited)

                                        June 30, 1998             June 30, 1997
                                        -------------             -------------
                                         (unaudited)               (unaudited)

Cash Flows from Operating
 Activities                                   -0-                      -0-

Increase in Accrued Liabilities               -0-                      -0-

New Cash Used from
 Operating Activities                         -0-                      -0-

Cash Flows from Investing
 Activities                                   -0-                      -0-

Total Cash Flow from
 Financing Activities                         -0-                      -0-

Cash at Beginning of Period                   -0-                      -0-

Net increase (decrease)                       -0-                      -0-

Cash at End of Period                         -0-                      -0-



--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1998
                                           Triton Asset Management, Inc - Page 5

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

         Combination Suitability Standards. In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that

--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1998
                                           Triton Asset Management, Inc - Page 6
the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

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

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.



--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1998
                                           Triton Asset Management, Inc - Page 7

Item 4.  Submission of Matters to a Vote of Security Holders.

During the three months ended June 30, 1998, the Company submitted the following matters to a vote of its shareholders.

1.       Election of Glenn A. Little and Matthew Blair as directors of the
         Company

2. Ratification of S.W. Hatfield + Associates as the Independent auditors of the Company for Company for the year ending December 31, 1998.

3. Approve a change in the Company's state of incorporation from Florida to Nevada.

All of the items submitted were approved by the shareholders of the Company as follows:

Votes For:                 7,703,510
Votes Against:             0
Abstentions:               0

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K.

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

    Dated: May 18, 1998           Triton Asset Management, Inc.


                                       /s/ Glenn A. Little
                                  By: ________________________________
                                       Glenn A. Little
                                       President and Principal Financial Officer


--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1998
                                           Triton Asset Management, Inc - Page 8