Form 10QSB
period 1998-09-30
TRITON ASSET MANAGEMENT INC
filed 1998-12-28
CIK 768152

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

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

                                Yes [ ]        No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         Class                               Outstanding as of December 22, 1998
         -----                               -----------------------------------

    Common Stock, $.0001 par value                       7,950,000

--------------------------------------------------------------------------------
   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1998
                                          Triton Asset Management, Inc. - Page 1

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended December 31, 1997.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                          Triton Asset Management, Inc.
                          (a development-stage company)

                                                                           Page
                                                                           ----

Balance Sheets as at September 30, 1998 (unaudited), and
  December 31, 1997                                                         3

Statements of Operations for the Three Months Ended
 September 30, 1998, and 1997 (unaudited)                                   4

Statements of Cash Flows for the Three Months Ended
 September 30, 1998 (unaudited), and 1997 (unaudited)                       5















--------------------------------------------------------------------------------
   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1998
                                          Triton Asset Management, Inc. - Page 2

                          Triton Asset Management, Inc.
                          -----------------------------
                          (a development-stage company)
                              Balance Sheets as at
              September 30, 1998 (unaudited), and December 31, 1997


                                     ASSETS

                                     September 30, 1998        December 31, 1997
                                     ------------------        -----------------
                                      (unaudited)

Cash                                        -0-                     -0-

         Total Assets                       -0-                     -0-

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Accounts Payable                          3,820                   3,820

         Total Liabilities                3,820                   3,820

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



--------------------------------------------------------------------------------
   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1998
                                          Triton Asset Management, Inc. - Page 3

                          Triton Asset Management, Inc.
                          -----------------------------
                          (a development-stage company)
               Statements of Operations For the Three Months Ended
       September 30, 1998 (unaudited), and September 30, 1997 (unaudited)

                                        September 30, 1998    September 30, 1997
                                        ------------------    ------------------
                                           (unaudited)           (unaudited)

Revenue                                             -0-               -0-

         Total Revenue                              -0-               -0-

Expenses

  Professional Fees                                 -0-               -0-
  Regulatory Expense                                -0-               -0-
  Advertising and Marketing                         -0-               -0-
  Miscellaneous Expense                             -0-               -0-
  Office Supplies                                   -0-               -0-

         Total Expenses                             -0-               -0-

Net Income (Loss) Before Taxes                      -0-               -0-

Net Income (Loss)                                   -0-               -0-

Primary Earnings Per Common Share                   -0-               -0-

Net Earnings (Loss)                                 -0-               -0-

Weighted Average Number of                    7,950,000         7,950,000
 Common Shares Outstanding

Fully Diluted Earnings Per
 Common Share                                       -0-                -0-

Net Earnings (Loss) Per
 Common Share                                       -0-                -0-


--------------------------------------------------------------------------------
   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1998
                                          Triton Asset Management, Inc. - Page 4

                          Triton Asset Management, Inc.
                          -----------------------------
                          (a development-stage company)
               Statements of Cash Flows for the Three Months Ended
       September 30 , 1998 (unaudited), and September 30, 1997 (unaudited)

                                        September 30, 1998    September 30, 1997
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



--------------------------------------------------------------------------------
   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1998
                                          Triton Asset Management, Inc. - Page 5

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

         Combination Suitability Standards. In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in manage ment's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance

--------------------------------------------------------------------------------
   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1998
                                          Triton Asset Management, Inc. - Page 6
that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

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

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.



--------------------------------------------------------------------------------
   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1998
                                          Triton Asset Management, Inc. - Page 7

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

On June 10, 1998, the shareholders of the Company approved a change of state of incorporation merger, whereby the Company would merge into a wholly-owned subsidiary, Triton Acquisition Corporation, a Nevada corporation, thereby changing the state of incorporation from Florida to Nevada. The articles of merger with respect to such transaction will be filed with the states of Florida and Nevada in the near future and a Current Report of Form 8-K will be timely filed with the SEC.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K.

                  No Current Report on Form 8-K was filed during the three months ended September 30, 1998.
                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: December 22, 1998             Triton Asset Management, Inc.



                                              By: /s/  Glenn A. Little
                                                  ----------------------------
                                                       Glenn A. Little
                                                       President and Principal
                                                       Financial Officer


--------------------------------------------------------------------------------
   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1998
                                          Triton Asset Management, Inc. - Page 8