Form 10KSB
period 1998-12-31
TRITON ASSET MANAGEMENT INC
filed 1999-02-10
CIK 768152

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 1998

                          Commission File No. 2-97360-A

                         Trition Acquisition Corporation
                     Formerly Triton Asset Management, Inc.
                 (Name of Small Business Issuer in its Charter)


Nevada                              211 West Wall, Midland, Texas 79701         59-2091510
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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of December 31, 1998 7,950,000 shares were outstanding.

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

Effective December 28, 1998 the Company changed its state of incorporation from Florida to Nevada, pursuant to a change-of-state-of-incorporation merger. In the merger transaction, the Company's name changed from "Triton Asset Management, Inc." to "Triton Acquisition Corporation".

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

        ------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1998

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


        ------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1998

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

The annual meeting of shareholders of the Company was held June 10, 1998. At the annual meeting, the shareholders elected the current board of directors of the Company, ratified the appointment of the Company's current independent auditor and approved a change-of-state-of-incorporation merger, whereby the Company changed its state of incorporation from Florida to Nevada.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information

The stock trades over-the-counter on the OTC Bulletin Board. There have been no trades reported within the last year.

As of December 31, 1998, there were 625 holders on record of the Company's common stock holding a total of 7,950,000 shares.

Dividend Policy

The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.








        ------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1998

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Plan of Operation.
         -------------------------------------------------

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

Combination Suitability Standards. In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable

        ------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1998 to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

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



Item 7.  Financial Statements.
------------------------------

The required financial statements are included in this document starting at page F-1.



Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosures.
         ---------------------------------------------

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
         -------------------------------------------------------------

The following table sets forth the officers and directors of the Company

Name                       Positions                        Age
----                       ---------                        ---

Glenn A. Little            President                        45

Matthew Blair              Secretary and Director           42



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


Matthew Blair was formerly a solo practitioner of law in Midland, Texas and is presently a Title IV-D Master in Midland County Texas. Before opening his practice he served in the Legal Department of the Federal Deposit Insurance Corporation (FDIC), Midland, Texas where he gained exposure to corporate structures and debt workouts. His employment before the FDIC appointment was with Texas American Energy and Exxon Corporation. Mr. Blair received a Bachelor of Arts in Government from The University of Texas at Austin (1975) and Juris Doctor from Texas Tech University School of Law (1979). He is licensed in every state court in Texas, United States District Court (Texas) and in The United States Supreme Court.

Item 10.  Executive Compensation.

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

Item 13.  Exhibits and Reports on Form 8-K.
-------------------------------------------

Exhibits

     2.1  Agreement of Merger and Plan of  Reorganization  between  Triton Asset
          Management,   Inc.,  a  Florida  corporation  and  Triton  Acquisition
          Corporation, a Nevada corporation

     3.1 Articles of Incorporations of Triton Acquisition Corporation, as filed with the Secretary of State of Nevada

     3.2  Bylaws of Triton Acquisition Corporation

     3.3 Articles of Merger of Foreign and Domestic Corporations, as filed with the Secretary of State of Nevada

     3.4 Articles of merger of Foreign and Domestic Corporations as filed with the Secretary of State of Florida


Reports on Form 8-K

Subsequent to December 31, 1999, on February 9, 1999, the Company filed a Current Report on Form 8-K wherein the Company reported its change of state of incorporation from Florida to Nevada, and attendant change in corporate name, from "Triton Asset Management" to "Triton Acquisition Corporation".

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 8, 1999


Triton Asset Management, Inc.



By: /s/ Glenn A. Little
        ---------------
        Glenn A. Little
        President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





      /s/ Glenn A. Little                                  February 8, 1999
          ----------------
          Glenn A. Little
          President, (Chief Executive Officer and
          Principal Financial Officer) and Director


      /s/ Matthew Blair                                    February 8, 1999
          -------------
          Matthew Blair
          Secretary and Director

                         TRITON ACQUISITION CORPORATION
                    (formerly Triton Asset Management, Inc.)

                                    CONTENTS


                                                                      Page

Report of Independent Certified Public Accountants                     F-2

Financial Statements

   Balance Sheets as of December 31, 1998 and 1997                     F-3

   Statements of Operations
     for the years ended December 31, 1998 and 1997                    F-4

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 1998 and 1997                    F-5

   Statements of Cash Flows
     for the years ended December 31, 1998 and 1997                    F-6

   Notes to Financial Statements                                       F-7

S. W. HATFIELD, CPA
certified public accountant

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Triton Acquisition Corporation
   (formerly Triton Asset Management, Inc.)

We have audited the accompanying balance sheets of Triton Acquisition Corporation (formerly Triton Asset Management, Inc.) (a Nevada corporation) as of December 31, 1998 and 1997 and the related statements of operations, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triton Acquisition Corporation (formerly Triton Asset Management, Inc.) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

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




                                                             S. W. HATFIELD, CPA
Dallas, Texas
January 26, 1999

                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com



                         TRITON ACQUISITION CORPORATION
                    (formerly Triton Asset Management, Inc.)
                                 BALANCE SHEETS
                           December 31, 1998 and 1997


                                                               1998         1997
                                                             ---------    ---------

                                     ASSETS

Current assets                                               $    --      $    --
                                                             ---------    ---------

Other assets
   Organization costs, net of accumulated
     amortization of $6,137, respectively                         --           --
                                                             ---------    ---------

Total Assets                                                 $    --      $    --
                                                             =========    =========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Current liabilities
     Accounts payable - trade                                $   4,451    $   3,820
     Advances from stockholders                                  1,000        1,000
                                                             ---------    ---------

     Total Liabilities                                           5,451        3,820
                                                             ---------    ---------


Shareholders' Equity Common stock - $0.02 par value
     100,000,000 shares authorized
     7,950,000 shares issued and outstanding                   159,000      159,000
   Additional paid-in capital                                  277,114      277,144
   Accumulated deficit                                        (441,565)    (439,934)
                                                             ---------    ---------

     Total Shareholder's Equity                                 (5,451)      (3,820)
                                                             ---------    ---------

Total Liabilities and Shareholders' Equity                   $    --      $    --
                                                             =========    =========



The accompanying notes are an integral part of these financial statements.

                         TRITON ACQUISITION CORPORATION
                    (formerly Triton Asset Management, Inc.)
                            STATEMENTS OF OPERATIONS
                     Years ended December 31, 1998 and 1997


                                                       1998          1997
                                                    ----------   ----------

Revenues                                            $     --     $      --
                                                    ----------   -----------


Expenses
   General and administrative expenses                   1,631           970
                                                    ----------   -----------


Net Loss                                            $   (1,631)  $      (970)
                                                    ==========   ===========


Net loss per weighted-average share
   of common stock outstanding, basic and diluted          nil           nil
                                                    ==========   ===========

Weighted-average number of shares
   of common stock outstanding                       7,950,000     7,950,000
                                                    ==========   ===========



The accompanying notes are an integral part of these financial statements.
                                                                             F-4



                         TRITON ACQUISITION CORPORATION
                    (formerly Triton Asset Management, Inc.)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 1998 and 1997


                                                        Additional
                                   Common Stock          paid-in   Accumulated
                                 Shares      Amount      capital     deficit       Total
                                ---------   ---------   ---------   ---------    ---------
Balances at January 1, 1997     7,950,000   $ 159,000   $ 277,114   $(438,964)   $  (2,850)

Net loss for the year                --          --          --          (970)        (970)
                                ---------   ---------   ---------   ---------    ---------

Balances at December 31, 1997   7,950,000     159,000     277,114    (439,934)      (3,820)

Net loss for the year                --          --          --        (1,631)      (1,631)
                                ---------   ---------   ---------   ---------    ---------

Balances at December 31, 1998   7,950,000   $ 159,000   $ 277,114   $(441,565)   $  (5,451)
                                =========   =========   =========   =========    =========



The accompanying notes are an integral part of these financial statements.

                         TRITON ACQUISITION CORPORATION
                    (formerly Triton Asset Management, Inc.)
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1998 and 1997


                                                     1998        1997
                                                    -------    -------
Cash Flows from Operating Activities
   Net loss for the period                          $(1,631)   $  (970)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Increase in accounts payable - trade             631        970
                                                    -------    -------

   Net cash used in operating activities             (1,000)      --
                                                    -------    -------


Cash Flows from Investing Activities                   --         --
                                                    -------    -------


Cash Flows from Financing Activities
   Advances from controlling shareholder              1,000       --
                                                    -------    -------

   Net cash provided by financing activities          1,000       --
                                                    -------    -------


Increase (Decrease) in Cash                            --         --

Cash at beginning of period                            --         --
                                                    -------    -------

Cash at end of period                               $  --      $  --
                                                    =======    =======


Supplemental Disclosure of
   Interest and Income Taxes Paid

     Interest paid for the year                     $  --      $  --
                                                    =======    =======
     Income taxes paid for the year                 $  --      $  --
                                                    =======    =======


The accompanying notes are an integral part of these financial statements.
                                                                             F-6

                         TRITON ACQUISITION CORPORATION
                    (formerly Triton Asset Management, Inc.)

                          NOTES TO FINANCIAL STATEMENTS


Note A - Organization and Description of Business

Triton Acquisition Corporation (formerly Triton Asset Management, Inc.) (Company) was originally incorporated on March 4, 1985 under the laws of the State of Florida as Vyquest International Capital, Inc. The Company was formed for the purpose of seeking, investigating, and if warranted, acquiring an interest in or merging with a suitable on-going business entity.

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

On December  28,  1998,  the Company  changed  its State of  Incorporation  from
Florida to Nevada by means of a merger with and into Triton Acquisition Corporation, a Nevada corporation formed solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation did not change the capital structure of the Company and the corporate name was effectively changed to Triton Acquisition Corporation.

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

                         TRITON ACQUISITION CORPORATION
                    (formerly Triton Asset Management, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note B - Summary of Significant Accounting Policies

2.   Organization costs

     Organization costs were amortized over a five year period using the straight-line method.

3.   Loss per share

     Loss per share of common stock is computed using the weighted-average number of shares outstanding during each respective period presented. As of December 31, 1998 and 1997, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.