Form 10QSB
period 1999-03-31
TRITON ACQUISITION CORP
filed 1999-04-09
CIK 768152

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[   ]     Transition Report Pursuant  to Section  13 or 15(d) of the  Securities
          Exchange Act of 1934

             For the transition period from __________ to __________

                          Commission File No. 2-97360-A

                         Triton Acquisition Corporation
             (Exact Name of Registrant as Specified in its Charter)

      Nevada                                                   59-2091510
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

                                       Yes [X]         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

             Class                            Outstanding as of March 31, 1999
             -----                            --------------------------------

    Common Stock, $.0001 par value            7,950,000



--------------------------------------------------------------------------------
       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                            Triton Asset Management, Inc.-Page 1

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended December 31, 1998.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         Triton Acquisition Corporation
                          (a development-stage company)

                                                                          Page
                                                                          ----
Balance Sheets as at March 31, 1999 (unaudited), and
  December 31, 1998                                                          3

Statements of Operations for the Three Months Ended
  March 31, 1999, and 1998 (unaudited)                                       4

Statements of Cash Flows for the Three Months Ended
  March 31, 1999(unaudited), and 1998 (unaudited)                            5







--------------------------------------------------------------------------------
       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                            Triton Asset Management, Inc.-Page 2



                         Triton Acquisition Corporation
                          (a development-stage company)
                              Balance Sheets as at
                March 31, 1999 (unaudited), and December 31, 1998


                                     ASSETS

                                                            March 31, 1999       December 31, 1998
                                                            --------------       -----------------

                                                             (unaudited)

Cash                                                              -0-                   -0-

         Total Assets                                             -0-                   -0-

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Accounts Payable                                                4,451                 3,820
Advances from stockholders                                      1,000                 1,000

         Total Liabilities                                      5,451                 5,451

Shareholders' Equity

Common Stock, $.0001 par value
 per share; 100,000,000 shares
 authorized, 7,950,000 shares
 issued and outstanding                                       159,000               159,000

Additional paid-in Capital                                    227,144               227,144

Deficit Accumulated During
 Development Stage                                           (441,565)             (441,565)

Total Shareholders' Equity (Deficit)                           (5,451)               (5,451)

                  Total Liabilities and
                    Shareholders' Equity                          -0-                   -0-



--------------------------------------------------------------------------------
       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                            Triton Asset Management, Inc.-Page 3

                         Triton Acquisition Corporation
                          (a development-stage company)
               Statements of Operations For the Three Months Ended
           March 31, 1999 (unaudited), and March 31, 1998 (unaudited)

                                              March 31, 1999      March 31, 1998
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







--------------------------------------------------------------------------------
       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                            Triton Asset Management, Inc.-Page 4

                         Triton Acquisition Corporation
                          (a development-stage company)
               Statements of Cash Flows for the Three Months Ended
           March 31, 1999 (unaudited), and March 31, 1998 (unaudited)

                                            March 31, 1999       March 31, 1998
                                               (unaudited)         (unaudited)

Cash Flows from Operating
 Activities                                    -0-                  -0-

Increase in Accrued Liabilities                -0-                  -0-

New Cash Used from
 Operating Activities                          -0-                  -0-

Cash Flows from Investing
 Activities                                    -0-                  -0-

Total Cash Flow from
 Financing Activities                          -0-                  -0-

Cash at Beginning of Period                    -0-                  -0-

Net increase (decrease)                        -0-                  -0-

Cash at End of Period                           0-                  -0-








--------------------------------------------------------------------------------
       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                            Triton Asset Management, Inc.-Page 5

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



--------------------------------------------------------------------------------
       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                            Triton Asset Management, Inc.-Page 6

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

         (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

         (3) will not have been defendants in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.


--------------------------------------------------------------------------------
       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                            Triton Asset Management, Inc.-Page 7

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K.

                  None
                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  April 1, 1999     Triton Asset Management, Inc.



                                   By:  /s/ Glenn A. Little
                                            -----------------------
                                            Glenn A. Little
                                            President and
                                            Principal Financial Officer








--------------------------------------------------------------------------------
       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                            Triton Asset Management, Inc.-Page 8