Form 10-Q
period 1999-09-30
LIGHT MANAGEMENT GROUP INC
filed 2000-01-26
CIK 768152

SECURITIES AND EXCHANGE COMMISSION

            Washington, D.D. 20549

(Mark One)

[X]     Quarterly report pursuant to Section
13 or 15(d) of the Securities Exchange Act of
1934

For the quarterly period ended September 30, 1999

or
[ ]     Transition report pursuant to Section
13 or 15(d) of the Securities Exchange Act of
1934

For the transition period from      to

Commission file number    2-97360-A

       LIGHT MANAGEMENT GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada                            59-2091510
(State or jurisdiction       (I.R.S. Employer
of incorporation          Identification No.)
or organization)

              Suite 301
              3060 Mainway
              Burlington, Ontario L7M 1A3

                 305-771-5255
(Registrant's telephone number, including area code)

    (Former Address, if changed since last
                   report)

     Indicate by check mark whether the
registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such that the registrant was required to file such reports), and (2) has shorter period been subject to such filing requirements for the past 90 days.

Yes   X     No

    APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY.

     Indicate by check mark whether the
registrant has filed all documents and
reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of
1934 subsequent to the distribution of
securities under a plan confirmed by a court.

Yes     No

    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares
outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of September 30, 1999, approximately
16,988,510 shares of the Registrant's Common
Stock, $.01 par value, were outstanding.

       Part I - Financial Information.

Item 1.  Financial Statements.

     LIGHT MANAGEMENT GROUP INC.
     CONSOLIDATED BALANCE SHEET
     (NOT AUDITED)                    As at September 30     1999

                                                                                                       1999
                                                                                                       $ Cdn
----------------------------------------------------------------------------------------------------
     ASSETS
     CURRENT
     Accounts receivable                                                                  1,537,345
     Inventory                                                                                      112,314
     Prepaid expenses and deposits                                                      17,152
----------------------------------------------------------------------------------------------------
                                                                                                        1,666,811
     CAPITAL ASSETS (Note 3)                                                   1,293,467
     INTANGIBLE ASSETS                                                          3,709,978
----------------------------------------------------------------------------------------------------
                                                                                                       6,670,256
     LIABILITIES
     CURRENT
     Bank indebtedness                                                                        40,011
     Accounts payable                                                                        443,109
     Accrued liabilities                                                                         15,000
     Income taxes payable                                                                    41,000
     Due to shareholder                                                                        38,352
     Current portion of long term bank loan                                        45,034
----------------------------------------------------------------------------------------------------
                                                                                                          622,506
----------------------------------------------------------------------------------------------------
     LONG TERM BANK LOAN (Note 4)                                       195,148
     LOANS PAYABLE (Note 4)                                                      128,053
----------------------------------------------------------------------------------------------------
                                                                                                          945,707
----------------------------------------------------------------------------------------------------
     STOCKHOLDERS' EQUITY
     COMMON STOCK (Note 5)                                                   4,606,804
     ADDITIONAL PAID IN CAPITAL                                        1,022,858
     RETAINED EARNINGS                                                               94,887
----------------------------------------------------------------------------------------------------
                                                                                                        5,724,549
----------------------------------------------------------------------------------------------------
                                                                                                         6,670,256
----------------------------------------------------------------------------------------------------
                         (See accompanying Notes to Financial Statements)

LIGHT MANAGEMENT GROUP INC.

CONSOLIDATED STATEMENT OF OPERATIONS


(NOT AUDITED)                    for the quarter ended September 30, 1999
                                                                                                         $ Cdn
REVENUE
Income from operations                                                                           1,355,108
Interest and other income                                                                                   272
----------------------------------------------------------------------------------------------------
                                                                                                                   1,355,380
----------------------------------------------------------------------------------------------------
EXPENSES
Advertising and promotion                                                                             36,946
Amortization                                                                                                     8,486
Bank charges and interest                                                                               58,035
Cost of sales                                                                                                 461,926
Insurance                                                                                                         2,674
Office and general                                                                                         20,930
Professional fees                                                                                          204,709
Rent                                                                                                               47,987
Repairs and maintenance                                                                                 2,751
Salaries and fringe costs                                                                              188,068
Telephone                                                                                                        9,719
Travel                                                                                                            44,818
Utilities                                                                                                         13,143
Write-off of amount due from company related through
common shareholders                                                                                 119,301
----------------------------------------------------------------------------------------------------
                                                                                                               1,219,493
----------------------------------------------------------------------------------------------------
NET INCOME before income taxes                                                         135,887
----------------------------------------------------------------------------------------------------
Income taxes                                                                                                41,000
----------------------------------------------------------------------------------------------------
NET INCOME                                                                                             94,887
----------------------------------------------------------------------------------------------------
                    (See accompanying Notes to Financial Statements)

     LASER SHOW SYSTEMS (CANADA) LTD.

     CONSOLIDATED STATEMENT OF CASH FLOWS

(NOT AUDITED)                    for the quarter ended September 30, 1999
                                                                                                              $ Cdn
----------------------------------------------------------------------------------------------------
     CASH RESOURCES PROVIDED BY (USED IN);
     OPERATING ACTIVITIES
     Net income                                                                                             94,887
     Items not involving cash:
     Amortization                                                                                            8,486
     Write-off of amount due from company related through
      common shareholders                                                                          119,301
----------------------------------------------------------------------------------------------------
                                                                                                                  222,674
     Changes in non-cash working capital (Note 8)                                (1,129,350)
----------------------------------------------------------------------------------------------------
                                                                                                                 (906,676)
----------------------------------------------------------------------------------------------------
     FINANCING ACTIVITIES
----------------------------------------------------------------------------------------------------
     Long term bank loan                                                                             240,182
     Increase in loans payable                                                                      128,053
     Increase in contributed surplus                                                          1,022,858
     Issuance of common shares                                                               4,606,804
     Advances made to company related through common shareholders   (119,301)
----------------------------------------------------------------------------------------------------
                                                                                                                  4,971,920
----------------------------------------------------------------------------------------------------
     INVESTING ACTIVITIES
     Purchase of capital assets                                                                   (1,301,953)
     Purchase of intangible assets                                                              (3,709,978)
----------------------------------------------------------------------------------------------------
                                                                                                                (5,011,931)
----------------------------------------------------------------------------------------------------
     DECREASE IN CASH                                                                          (40,011)
     CASH, BEGINNING OF YEAR                                                                     -
----------------------------------------------------------------------------------------------------
     CASH DEFICIENCY, END OF YEAR                                                (40,011)
----------------------------------------------------------------------------------------------------
                         (See accompanying Notes to Financial Statements)


Item 2.  Managements Discussion and Analysis
of Financial Condition and Results of
Operations.

LIGHT MANAGEMENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
(Not Audited)
------------------------------------------------------------------------------
1   COMMENCEMENT OF OPERATIONS
     The consolidated corporation is primarily involved in the development and sale of advanced laser projection systems and in the general technology of light management and the development and sale of public advertising.

2     SIGNIFICANT ACCOUNTING POLICIES
     These financial statements have been prepared by management in accordance with generally accepted accounting principles and include the following significant accounting policies:
     All statements are expressed in Canadian dollars.

     USE OF ESTIMATES -

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

     CAPITAL ASSETS AND AMORTIZATION -

     Capital assets are recorded at cost. Amortization is provided for at the following methods and rates which are designed to charge the cost of capital assets to income over their estimated useful lives:

     Equipment                                 20% diminishing balance
     Equipment under development              30% diminishing balance
     Furniture and fixtures                            20% diminishing balance
     Computer equipment                             30% diminishing balance
     Leasehold improvements                       20% straight line

LIGHT MANAGEMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Not Audited)          Continued
------------------------------------------------------------------------------
2. (Continued)

     All costs associated with acquiring, developing and testing the advanced laser projection systems have been capitalized as part of the cost of equipment under development.

     No amortization has been recorded on the equipment under development as it was still in the development stage, and was not yet available for use as at September 30, 1999.

     INTANGIBLE ASSETS -

     Intangible assets consist of $6,183 for patents and rights to the laser projection systems and are recorded at cost and goodwill on purchase of subsidiary of $3,669,058.
     No amortization has been recorded on the patents and rights as the equipment was still in the development stage, and was not yet available for use at September 30, 1999.

--------------------------------------------------------------------------------------------------------------------
3     CAPITAL ASSETS
--------------------------------------------------------------------------------------------------------------------
                                                                                      Accumulated
                                                                    Cost          amortization                    Net
                                                                   $ Cdn        $ Cdn                             $ Cdn
     Equipment                                            317,979     5,023                          312,956
     Equipment under development            966,786      -                                 966,786
     Furniture and fixtures                              4,373        774                              3,599
     Computer      equipment                        11,303        2,469                           8,834
     Leasehold improvements                         1,512           220                          1,292
--------------------------------------------------------------------------------------------------------------------
                                                              1,301,953         8,486                     1,293,467
--------------------------------------------------------------------------------------------------------------------




LIGHT MANAGEMENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
(Not Audited)                                        (Continued)
--------------------------------------------------------------------------------

4     LOANS PAYABLE

     Bank loan is secured by an assignment on equipment. It is repayable over 64 months at $3,752.84 monthly plus interest at 2.5% over prime.
     Loans payable are unsecured and bear interest at 12%. Since the lenders have indicated that they will not request payment in the next year, the amounts have been classified as a non current liability.

5     COMMON STOCK

     AUTHORIZED -

     100,000,000 common shares

     ISSUED -
     16,988,510 common shares

6     RELATED PARTY TRANSACTIONS

     Since July 1997, a total of $178,800 of consulting and management fees have been incurred by the company and the previously operating company known as Laser Show Systems International, Inc. to a company related through a common shareholder. All of these amounts have been capitalized as part of the cost of equipment under development.

7     FINANCIAL INSTRUMENTS

     FAIR VALUE OF FINANCIAL INSTRUMENTS -

     The fair values of accounts receivable, deposits, bank indebtedness, accounts payable and accrued liabilities are assumed to approximate their carrying amounts because of their short term to maturity.





LIGHT MANAGEMENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
(Not Audited)                                        (Continued)
--------------------------------------------------------------------------------

7. Continued

     FOREIGN EXCHANGE RISK -

     The company purchases its laser projection systems in U.S. dollars and is therefore subject to foreign exchange fluctuations. As at September 30,1999, accounts payable included $250,000 in U.S. dollars regarding the purchase of the laser projection systems.

8     CHANGES IN NON-CASH WORKING CAPITAL

                                                                           $ Cdn

     Accounts receivable                              (1,537,345)
     Inventory                                                  (112,314)
     Prepaid expenses and deposits                   (17,152)
     Accounts  payable                                      443,109
     Accrued liabilities                                        15,000
     Income tax payable                                      41,000
     Due to shareholder                                       38,352
--------------------------------------------------------------------------------
                                                                    (1,129,350)

9     LITIGATION
     The company and some of its officers are being sued by a shareholder of a company that formerly had a contractual relationship with LaserShow Systems, Moscow, who owned patents that have been transferred to LaserShow Systems (U.K.), with whom the Company has a purchase agreement.

     The company and its officers deny all allegations and intend to vigorously defend the charges and expects to be successful in the litigation and does not expect that the litigation to adversely affect the financial performance of the company.

10.   REVENUE
     Income from operations reported under Revenue includes amounts invoiced, whether or not those amounts have been paid.


         Part II - Other Information

                  Signatures

Pursuant to the requirements of the
Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

             Light Management Group, Inc.
                         (Registrant)

Date                      /s/ Donald Iwacha
                              President