Form 10-Q
period 1999-06-30
LIGHT MANAGEMENT GROUP INC
filed 2000-03-28
CIK 768152

SECURITIES AND EXCHANGE COMMISSION

            Washington, D.D. 20549

(Mark One)

[X]      Quarterly report pursuant to Section
13 or 15(d) of the Securities Exchange Act of
1934

For the quarterly period ended June 30, 1999

or
[ ]     Transition report pursuant to Section
13 or 15(d) of the Securities Exchange Act of
1934

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

     As of June 30, 1999, approximately
16,988,510 shares of the Registrant's Common
Stock, $.01 par value, were outstanding.

       Part I - Financial Information.

Item 1.  Financial Statements.

     LIGHT MANAGEMENT GROUP INC.
     CONSOLIDATED BALANCE SHEET
     (NOT AUDITED)                    As at June 30, 1999

                                                                                                       1999
                                                                                                       $
----------------------------------------------------------------------------------------------------
     ASSETS
     CURRENT
     Accounts receivable                                                                     609,615
     Inventory                                                                                               -
     Prepaid expenses and deposits                                                      13,106
----------------------------------------------------------------------------------------------------
                                                                                                         622,721
     CAPITAL ASSETS (Note 3)                                                   1,249,101
     INTANGIBLE ASSETS                                                          2,510,467
----------------------------------------------------------------------------------------------------
                                                                                                       4,399,810
     LIABILITIES
     CURRENT
     Bank indebtedness                                                                        63,762
     Accounts payable                                                                        180,700
     Accrued liabilities                                                                        155,570
     Income taxes payable
     Due to shareholder                                                                       241,859
     Current portion of long term bank loan                                        19,624
----------------------------------------------------------------------------------------------------
                                                                                                          661,515
----------------------------------------------------------------------------------------------------
     LONG TERM BANK LOAN (Note 4)                                       165,306
     LOANS PAYABLE (Note 4)                                                       41,701
----------------------------------------------------------------------------------------------------
                                                                                                          868,522
----------------------------------------------------------------------------------------------------
     STOCKHOLDERS' EQUITY
     COMMON STOCK (Note 5)                                                   2,482,933
     ADDITIONAL PAID IN CAPITAL                                           784,669
     RETAINED EARNINGS                                                            263,626
----------------------------------------------------------------------------------------------------
                                                                                                        3,531,288
----------------------------------------------------------------------------------------------------
                                                                                                         4,399,810
----------------------------------------------------------------------------------------------------
                         (See accompanying Notes to Financial Statements)

LIGHT MANAGEMENT GROUP INC.

CONSOLIDATED STATEMENT OF OPERATIONS


(NOT AUDITED)                    for the quarter ended June 30, 1999
                                                                                                         $
REVENUE
Income from operations                                                                              593,108
Interest and other income                                                                              21,935
----------------------------------------------------------------------------------------------------
                                                                                                                     615,043
----------------------------------------------------------------------------------------------------
EXPENSES
Advertising and promotion                                                                             30,923
Amortization                                                                                                     2,223
Bank charges and interest                                                                               31,139
Cost of sales                                                                                                 147,693
Insurance                                                                                                         2,287
Office and general                                                                                          5,577
Professional fees                                                                                            6,344
Rent                                                                                                               12,966
Repairs and maintenance                                                                                 1,757
Salaries and fringe costs                                                                                9,095
Telephone                                                                                                        6,829
Travel                                                                                                             6,521
Utilities                                                                                                           8,941
Write-off of amount due from company related through
common shareholders                                                                                   79,121
----------------------------------------------------------------------------------------------------
                                                                                                                     351,416
----------------------------------------------------------------------------------------------------
NET INCOME before income taxes                                                            263,626
----------------------------------------------------------------------------------------------------
Income taxes                                                                                                         --
----------------------------------------------------------------------------------------------------
NET INCOME                                                                                             263,626
----------------------------------------------------------------------------------------------------
                    (See accompanying Notes to Financial Statements)

     LASER SHOW SYSTEMS (CANADA) LTD.

     CONSOLIDATED STATEMENT OF CASH FLOWS

(NOT AUDITED)                    for the quarter ended June 30, 1999
                                                                                                              $
----------------------------------------------------------------------------------------------------
     CASH RESOURCES PROVIDED BY (USED IN);
     OPERATING ACTIVITIES
     Net income                                                                                            263,626
     Items not involving cash:
     Amortization                                                                                            2,223
     Write-off of amount due from company related through
      common shareholders                                                                            79,121
----------------------------------------------------------------------------------------------------
                                                                                                                  344,970
     Changes in non-cash working capital (Note 8)                                  (395,316)
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
     FINANCING ACTIVITIES
----------------------------------------------------------------------------------------------------
     Long term bank loan                                                                             194,930
     Increase in loans payable                                                                         41,701
     Increase in contributed surplus                                                              784,669
     Issuance of common shares                                                               2,482,993
     Advances made to company related through common shareholders    241,859
----------------------------------------------------------------------------------------------------
                                                                                                                  3,746,152
----------------------------------------------------------------------------------------------------
     INVESTING ACTIVITIES
     Purchase of capital assets                                                                    (1,249,101)
     Purchase of intangible assets                                                              (2,510,467)
----------------------------------------------------------------------------------------------------
                                                                                                                (3,759,568)
----------------------------------------------------------------------------------------------------
     DECREASE IN CASH                                                                          (63,762)
     CASH, BEGINNING OF YEAR                                                                     -
----------------------------------------------------------------------------------------------------
     CASH DEFICIENCY, END OF YEAR                                                (63,762)
----------------------------------------------------------------------------------------------------
                         (See accompanying Notes to Financial Statements)


Item 2.  Managements Discussion and Analysis
of Financial Condition and Results of
Operations.

LIGHT MANAGEMENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
(Not Audited)
------------------------------------------------------------------------------
1 COMMENCEMENT OF OPERATIONS
The consolidated corporation is primarily involved in the development and sale of advanced laser projection systems and in the general technology of light management and the development and sale of public advertising.
These Consolidated Financial Statements include the accounts of two wholly owned subsidiaries, Laser Show Systems Inc. and Exclusive Advertising Inc.

2. SIGNIFICANT ACCOUNTING POLICIES
These financial statements have been prepared by management in accordance with generally accepted accounting principles and include the following significant accounting policies:

USE OF ESTIMATES-

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings ion the period in which they become known.

CAPITAL ASSETS AND AMORTIZATION-

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


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-
Continued

No amortization has been recorded on the equipment under development as it was still in the development stage, and was not yet available for use as at June 30, 1999.

INTANGIBLE ASSETS-

Intangible assets consist of $4,218 for patents and rights to the laser projection systems and are recorded at cost and goodwill on the purchase of subsidiary of $2,506,249 No amortization has been recorded on the patents and rights as the equipment was still in the development stage, and was not yet available for use at June 30, 1999.

COMPARATIVE FIGURES

No comparative figures for June 30, 1998 have been provided as the com-pany substantially changed its business focus and the prior years numbers would be misleading.

3. CAPITAL ASSETS

                                                                                        Accumulated
                                                            Cost                     amortization              Net
Equipment                                           $309,900                       0                      $ 306,987
Equipment under development              560,685                          --                     560,685
Furniture and Fixtures                               2,983                    388                           2,595
Computer Equipment                                7,710                 1,684                            6,026
Leasehold Improvements                          1,032                    151                              881


4. LOANS PAYABLE

Bank loan is secured by an assignment on equipment. It is repayable over 64 months at $2,560.60 monthly plus interest at 2.5% over prime. Loans payable are unsecured and bear interest at 12%. Since the lenders have indicated that they will not request payment in the next year, the amounts have been classified as a non current liability.








NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-
Continued

5. COMMON STOCK

AUTHORIZED                                                 ISSUED

100,000,000 COMMON SHARES                 16,988,510 COMMON SHARES

6 RELATED PARTY TRANSACTIONS

Since July 1997, a total of $121,965 of consulting and management fees have been incurred by the company and the previously operating company known as Laser Show Systems International Inc. to a company related through a common shareholder. All of these amounts have been capitalized as part of the cost of equipment under development.

7. FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS-

The fair values of accounts receivable, deposits, bank indebtedness, accounts payable and accrued liabilities are assumed to approximate their carrying amounts because of their short term to maturity.


8. CHANGES IN NON-CASH WORKING CAPITAL
                                                          $
Accounts Receivable                        (609,615.00)
Inventory                                                      0.00
Prepaid expenses and deposits          (13,106.00)
Accounts Payable                               71,835.00
Accrued Liabilities                           155,570.00
Income tax payable                                      0.00
Due to Shareholder                                      0.00
                                                         (395,316.00)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
Continued

9. LITIGATION

The Company and some of its officers are being sued by a shareholder of a company that formerly had a contractual relationship with LaserShow Systems, Moscow, who owned patents that have been transferred to LaserShow Systems (U.K.), with whom the Company has a purchase agreement.

The Company and its officers have denied all allegations and intend to vigorously defend the charges. The Company expects to be successful in the litigation and resolve the dispute in the foreseeable future.

10. REVENUE

Income from operations reported under Revenue included amounts invoiced, whether or not those amounts have been paid.


          Signatures

Pursuant to the requirements of the
Securities Exchange Act of 1934, the
registrant has duly caused this report
to be signed on its behalf by the undersigned there unto duly authorized.

                    Light Management Group, Inc.
                    (Registrant)
Date
March 22,2000          /s/ Donald Iwacha
                    President