Form 10-Q/A
period 1999-09-30
LIGHT MANAGEMENT GROUP INC
filed 2000-03-28
CIK 768152

SECURITIES AND EXCHANGE COMMISSION

            Washington, D.D. 20549

(Mark One)

[X]     Amended Quarterly report pursuant to Section
13 or 15(d) of the Securities Exchange Act of
1934

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

       Part I - Financial Information.

Item 1.  Financial Statements.

     LIGHT MANAGEMENT GROUP INC.
     CONSOLIDATED BALANCE SHEET
     (NOT AUDITED)                    As at September 30     1999

                                                                                                       1999
                                                                                                       $
----------------------------------------------------------------------------------------------------
     ASSETS
     CURRENT
     Accounts receivable                                                                  1,048,666
     Inventory                                                                                       76,613
     Prepaid expenses and deposits                                                      11,700
----------------------------------------------------------------------------------------------------
                                                                                                       1,136,979
     CAPITAL ASSETS (Note 3)                                                      882,310
     INTANGIBLE ASSETS                                                          2,530,681
----------------------------------------------------------------------------------------------------
                                                                                                       4,549,970
     LIABILITIES
     CURRENT
     Bank indebtedness                                                                        27,292
     Accounts payable                                                                        302,257
     Accrued liabilities                                                                         10,232
     Income taxes payable                                                                    27,967
     Due to shareholder                                                                        26,161
     Current portion of long term bank loan                                        30,719
----------------------------------------------------------------------------------------------------
                                                                                                          424,628
----------------------------------------------------------------------------------------------------
     LONG TERM BANK LOAN (Note 4)                                       133,116
     LOANS PAYABLE (Note 4)                                                       87,349
----------------------------------------------------------------------------------------------------
                                                                                                          645,093
----------------------------------------------------------------------------------------------------
     STOCKHOLDERS' EQUITY
     COMMON STOCK (Note 5)                                                   3,142,243
     ADDITIONAL PAID IN CAPITAL                                           697,720
     RETAINED EARNINGS                                                               64,914
----------------------------------------------------------------------------------------------------
                                                                                                        3,904,877
----------------------------------------------------------------------------------------------------
                                                                                                         4,549,970
----------------------------------------------------------------------------------------------------
                         (See accompanying Notes to Financial Statements)

LIGHT MANAGEMENT GROUP INC.

CONSOLIDATED STATEMENT OF OPERATIONS


(NOT AUDITED)                    for the quarter ended September 30, 1999
                                                                                                         $
REVENUE
Income from operations                                                                              924,357
Interest and other income                                                                                   186
----------------------------------------------------------------------------------------------------
                                                                                                                     924,543
----------------------------------------------------------------------------------------------------
EXPENSES
Advertising and promotion                                                                             25,202
Amortization                                                                                                     5,789
Bank charges and interest                                                                               39,587
Cost of sales                                                                                                 314,903
Insurance                                                                                                         1,824
Office and general                                                                                         14,277
Professional fees                                                                                          139,638
Rent                                                                                                               32,733
Repairs and maintenance                                                                                 1,877
Salaries and fringe costs                                                                              128,286
Telephone                                                                                                        6,630
Travel                                                                                                            30,572
Utilities                                                                                                           8,965
Write-off of amount due from company related through
common shareholders                                                                                   81,379
----------------------------------------------------------------------------------------------------
                                                                                                                     831,662
----------------------------------------------------------------------------------------------------
NET INCOME before income taxes                                                              92,881
----------------------------------------------------------------------------------------------------
Income taxes                                                                                                27,967
----------------------------------------------------------------------------------------------------
NET INCOME                                                                                             64,914
----------------------------------------------------------------------------------------------------
                    (See accompanying Notes to Financial Statements)

     LASER SHOW SYSTEMS (CANADA) LTD.

     CONSOLIDATED STATEMENT OF CASH FLOWS

(NOT AUDITED)                    for the quarter ended September 30, 1999
                                                                                                              $
----------------------------------------------------------------------------------------------------
     CASH RESOURCES PROVIDED BY (USED IN);
     OPERATING ACTIVITIES
     Net income                                                                                             64,914
     Items not involving cash:
     Amortization                                                                                            5,789
     Write-off of amount due from company related through
      common shareholders                                                                            81,379
----------------------------------------------------------------------------------------------------
                                                                                                                  152,082
     Changes in non-cash working capital (Note 8)                                  (770,362)
----------------------------------------------------------------------------------------------------
                                                                                                                 (618,280)
----------------------------------------------------------------------------------------------------
     FINANCING ACTIVITIES
----------------------------------------------------------------------------------------------------
     Long term bank loan                                                                             163,835
     Increase in loans payable                                                                         87,349
     Increase in contributed surplus                                                              697,720
     Issuance of common shares                                                               3,142,243
     Advances made to company related through common shareholders    (81,379)
----------------------------------------------------------------------------------------------------
                                                                                                                  4,009,768
----------------------------------------------------------------------------------------------------
     INVESTING ACTIVITIES
     Purchase of capital assets                                                                      (888,099)
     Purchase of intangible assets                                                              (2,530,681)
----------------------------------------------------------------------------------------------------
                                                                                                                (3,418,780)
----------------------------------------------------------------------------------------------------
     DECREASE IN CASH                                                                          (27,292)
     CASH, BEGINNING OF YEAR                                                                     -
----------------------------------------------------------------------------------------------------
     CASH DEFICIENCY, END OF YEAR                                                (27,292)
----------------------------------------------------------------------------------------------------
                         (See accompanying Notes to Financial Statements)


Item 2.  Managements Discussion and Analysis
of Financial Condition and Results of
Operations.

LIGHT MANAGEMENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
(Not Audited)
------------------------------------------------------------------------------
1 COMMENCEMENT OF OPERATIONS
The consolidated corporation is primarily involved in the development and sale of advanced laser projection systems and in the general technology of light management and and the development and sale of public advertising. These Consolidated Financial Statements include the accounts of two wholly owned subsidiaries, Laser Show Systems Inc. and Exclusive Advertising Inc.

2. SIGNIFICANT ACCOUNTING POLICIES
These financial statements have been prepared by management in accordance with generally accepted accounting principles. This amended 10-Q is being filed to restate the financial information in United States currency. The past 10-Q for the third quarter 1999 stated financial information in Canadian currency.

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

INTANGIBLE ASSETS-

Intangible assets consist of $4,218 for patents and rights to the laser projection systems and are recorded at cost and goodwill on the purchase of subsidiary of $2,526,463. No amortization has been recorded on the patents and rights as the equipment was still in the development stage, and was not yet available for use at September 30, 1999.

COMPARATIVE FIGURES

No comparative figures for September 30, 1998 have been provided as the com-pany substantially changed its business focus and the prior years numbers would be misleading.

3. CAPITAL ASSETS

                                                                                     Accumulated
                                                       Cost                       amortization              Net
Equipment                                     216,902                    3,426                    213,476
Equipment under development      659,472                           --                   659,472
Furniture and Fixtures                       2,983                       528                        2,455
Computer Equipment                        7,710                    1,684                         6,026
Leasehold Improvements                  1,032                        151                           881


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


8. CHANGES IN NON-CASH WORKING CAPITAL
                                                                  $
Accounts Receivable                                (1,048,666.00)
Inventory                                                       (76,613.00)
Prepaid expenses and deposits                      (11,700.00)
Accounts Payable                                         302,257.00
Accrued Liabilities                                         10,232.00
Income tax payable                                         27,967.00
Due to Shareholder                                         26,161.00
                                                         (770,362.00)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
Continued

9. LITIGATION

The Company and some of its officers are being sued by a shareholder of a company that formerly had a contractual relationship with LaserShow Systems, Moscow, who owned patents that have been transferred to LaserShow Systems (U.K.), with whom the Company has a purchase agreement.

The Company and its officers deny all allegations and expects to resolve the dispute in the foreseeable future.

10. REVENUE

Income from operations reported under Revenue included amounts invoiced, whether or not those amounts have been paid.


     Signatures

Pursuant to the requirements of the
Securities Exchange Act of 1934, the
registrant has duly caused this report
to be signed on its behalf by the undersigned there unto duly authorized.

          Light Management Group, Inc.
          (Registrant)
Date
March 14,2000     /s/ Donald Iwacha
          President