Form 10KSB
period 1999-12-31
LIGHT MANAGEMENT GROUP INC
filed 2000-04-14
CIK 768152

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                                      Form 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        Date of Report December 31, 1999

                         LIGHT MANAGEMENT GROUP, INC.
          (Exact name of registrant as specified in its charter)

                                  Nevada
          (State or other jurisdiction of incorporation or organization)

                                002-97360-A
                         (Commission File Number)

                                59-2091510
                    (I.R.S. Employer Identification Number)

                         Suite 301, 3060 Mainway Drive
                     Burlington, Ontario, Canada L7M 1A3
          (Address of Principal Executive Offices, including ZIP Code)

             Registrant's telephone number, including area code:
                                (905) 319-1111

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-KSB

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act
    of 1934 for the transition period from       to

Commission file number:   002-97360-A

Light Management Group, Inc.
(Name of small business issuer in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

592091510
(I.R.S. Employer Identification No.)

3060 Mainway Drive, Suite 301
Burlington, Ontario
Canada, L7M 1A3
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (905) 319-1111

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class:     Common
  Name of Each exchange on which registered:  None
  Securities registered pursuant to Section 12(g) of the Act:
              _________________________________

Check whether the issue (1) filed all reports required to be filed by
Section 13 o4 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]   Yes     [ ]   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form
10-KSB or any amendment to this Form 10-KSB            [X]

Issuer's revenues for the year ended December 31, 1999 were $1,171,348.00.

   The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 1, 1999 was approximately $36,500,000.

(Issuers involved in bankruptcy proceedings during the past five years)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[ ] Yes     [ ] No

(Applicable only to corporate registrants)

On December 31, 1999, approximately 16,988,510 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference
(1)  Financial Statements for December 31, 1999                    Part I

(2) Except for the historical information presented, the matters discussed in this Form 10-KSB include forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption "Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Financial Statements, which is incorporated by reference in this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

[ ] Yes [X] No

                PART I

Item I.  Business

     Introduction

     Light Management Group, Inc. ("LMG") was organized under the laws of the State of Nevada on April 20, 1998 under the name Triton Acquisition Corporation ("Triton"). Triton changed its name to LMG by filing a Certificate of Amendment of Articles of Incorporation with the State of Nevada on February 23, 2000 and a Form 8-K with the Securities and Exchange Commission on May 28, 1999. On May 18, 1999, LMG executed an Exchange Agreement and Plan of Reorganization with Laser Show Systems (Canada), LTD ("Laser"), a Canadian corporation, by which LMG acquired Laser as a wholly owned subsidiary of Light. Laser was incorporated in Ontario Canada in September 1998. Laser's primary activity has been directed toward using a patented technique to acoustically manage light. Laser sells and markets this system of light projections that emanate graphics in a colorful and attractive design that is utilized as a marketing technique. The current officers of the Company were appointed by the Board of Directors.

     The Company

     Light Management Group, Inc. is a publicly traded corporation that develops new applications for optical and sound technologies. Through one of its subsidiaries, Laser Show Systems (Canada) Ltd., LMG has developed and patented acousto-optical management technology - a state-of-the-art laser projection system.

    LMG is pursuing strategic partnerships, license agreements and acquisitions to optimize, integrate and develop applications for its laser technology in major urban markets. Five key areas have been identified for application development: visual media (including outdoor advertising); digital communications; industrial equipment; aerospace, and bio-medical.

     Laser Show Systems began operations on August 1, 1997 and is currently in a second-stage growth phase, focusing on product development and market planning. Its mission is to provide leading edge laser products, utilizing the best technologies from around the world.

     Laser's RGB Laser-Projection System (RGB-LPS) of light projection produces graphic images in colorful and attractive designs that are utilized to market products on large-scale billboards. Objects can be displayed in 256 different colors with smooth color changes, fading, color cycling, etc. Software features of the RGB-LPS allow for images to be positioned, rotated, sized, scaled, distorted and morphed. The acousto-optic laser projection system works by a raster imaging process and allows for the projected images to be three-dimensional in appearance and to be active over the full screen size without "ghosting" or trailing of the laser image.

     Laser sees the market for its RGB-LPS as outdoor advertising companies, property management companies, and specialty properties such as resorts and entertainment centers. The property management companies own and manage properties such as retail malls, large commercial buildings with retail components, and specialty sites. Laser will either market the RGB-LPS on a lease/revenue sharing arrangement with the above clients through its own sales group and associated agent companies, or through selling the units.

     With the establishment of LMG and its subsidiary companies in 1999, efforts began in the last two months of 1999 on new product ideation. The new product ideation is based on the patented acousto-optic and related technology possessed by Laser. The first end use markets are in the active advertising and fiber-optic communications markets.

     Financial Information about Industry Segments, Backlog, etc. The financial statements required by this item are included in the Company's 1999 Financial Statements and are incorporated by reference.

Item 2.  Properties

     LMG is currently leasing all facilities, other than home offices for sales representatives of the various operating units. The Company currently maintains Canadian offices in Burlington, Ontario and Vancouver, British Columbia. The Company's executive offices are located in Burlington, Ontario, Canada.

Item 3.  Legal Proceedings

     A previous lawsuit with a former shareholder of Laser has been amicably resolved. No material legal proceedings are pending to which LMG or any of its property is subject and to the knowledge of LMG, there are no other proceedings threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended December 31, 1999:

       Date and Type of Meeting

     No matters were voted on during the fourth quarter of the Company's fiscal year.

               PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company is currently trading, OTC, with the high bid at $6.75 per share and the low bid of $.10 per share during the last quarter. Additional information required by this item may be found in the Company's 1999 Financial Statements and is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plant of Operation.

          The Company has terminated discussions with DJL Capital regarding financing. The Company is currently in discussions with other companies to develop the financing of its products.

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

          The Company is organized under the laws of the State of Nevada, as
Light Management Group Inc.   The Company is authorized to issue 100,000,000
shares of $.0001 par value common stock. The Company has issued and outstanding 16,988,510 shares of its common stock.

          In May of 1999, the Company purchased the outstanding stock of Laser Shows Systems (Canada), Inc.

          The Company formerly reported as a developmental stage company. The Company is producing significant revenues from its planned principal operations and is not now considered a development stage company.

          The Company issued 2,650,000 shares of common stock, in error, which is being returned to the Company.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

          Accounting polices and procedures have been determined except as follows:

          1. The Company uses the accrual method of accounting, recording revenues when invoiced and there is a realistic expectation of receiving payment

          2. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. There were no items which would have diluted earnings per share.

          3.  The Company has adopted December 31 as its fiscal year end.

          4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

          5. The Company has not yet adopted all accounting pronouncements issued. The effect on the financial statements is deemed insignificant and immaterial and there were no adjustments made to the financial statements.

          6. Organization costs were expensed in 1999 to conform with accounting policies.

          7.  The Company records its inventory at cost.

          8. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

          9. The cost of plant and equipment is recorded at cost and depreciated over the estimated useful life of the equipment utilizing the straight line method of depreciation. The amount of depreciation recorded during this period was $54,345.00.

          10. The Company's Statement of Cash Flows is reported utilizing cash (currency on hand and demand deposits) and cash equivalents (short-term, highly liquid investments). The Company's Statement of Cash Flows is reported utilizing the indirect method of reporting cash flows. There were no cash equivalents during the reporting period.

          11. The Company has adopted FASB 109 for reporting income taxes. The Company's marginal tax rate is 30% with an effective tax rate for 1999 of 0%.

          12.  The Company's financial statements are stated in US Dollars.
The balance sheet was translated as at December 31, 1999. The income statement was translated at an average exchange rate for the year of 1999.

NOTE 3 - GOING CONCERN

          The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Previously, the Company had no source of revenue and financial reports included an explanatory paragraph regarding going concern. The Company is now generating revenues through operations which exceed its expected operating expenses for the next twelve months.

NOTE 4 - RELATED PARTY TRANSACTION

          Since July 1997, a total of $178,800 consulting and management fees have been incurred by the company and the previously operating company known as Laser Show Systems International Inc. to a company related through a common shareholder. All of these amounts have been capitalized as they were used in purchasing equipment.

NOTE 5 - LONG TERM COMMITMENTS

          Equipment is secured by a bank loan. It is repayable over 64 months at $3,753.84 monthly plus interest at 2.5% over prime. Other loans payable are unsecured and bear interest at 12%. Since the lenders have indicated that they will not request payment in the next year, the amounts have been classified as a non current liability.

NOTE 6 - FOREIGN EXCHANGE RISK

          The Company purchases its laser projection systems in U.S. dollars and is therefore subject to foreign exchange fluctuations.

NOTE 7 - LITIGATION

          The Company and some of its officers were being sued by a shareholder of a company that formerly had a contractual relationship with LaserShow Systems, Moscow, who owned patents that have been transferred to LaserShow Systems (U.K.), with whom the Company has a purchase agreement.

          The Company and its officers denied all allegations and vigorously defended the charges. The litigation has since been resolved.

NOTE 8 - SUBSEQUENT EVENTS

          On March 24, 2000, the Company completed the purchase of a 100% interest in Exclusive Advertising Inc. (Exclusive). Terms of the purchase called for the issuance of 500,000 shares in the Company at a deemed value of $5.00 per share.

          Exclusive is an Ontario incorporated company active in advertising on the GO transit system of Ontario. It has an exclusive contract to provide such advertising. The contract has 14 years left and has a renewal clause for a further five years. During 1999, the Company advanced Exclusive $115,085.00 which are shown on these statements as accounts receivable.

Item 7.  Financial Statements.

     The consolidated financial statements required by this item are included in the Company's 1999 Financial Statements and are incorporated by reference. The Company's 1999 Financial Statements are not to be deemed filed as part of this Form 10-KSB Annual Report. The report of the Company's Independent Auditors on the Company's consolidated financial statements is included in the Company's 1999 Financial Statements and is incorporated by reference. The report of the Company's Independent Auditors on the financial statement schedule required by this item is included herein.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

            Not applicable.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act.

    At December 31, 1999, LMG had 12 directors, officers and employees.

        LIGHT MANAGEMENT GROUP

    BARRINGTON L. SIMON, C.G.A., Chairman, CEO, age 53. Mr. Simon has been Chief Executive Officer and Director of the Issuer since May 19, 1999. Mr. Simon attended a general business degree program at the Stratford Technical College England. Upon immigration to Canada he received recognition and the designation Certified General Account. Mr. Simon has worked for many reputable companies such as Mercantile Bank of Canada (currently known as Citibank), Halton Credit Union, Colortron Photo Services, Taylor Leibow Chartered Accountant and PPG Canada Limited. In addition to working for the above companies, he has owned and operated his own financial services company.

BRYAN LATIMER, Director, age 34. Mr. Latimer, has successfully owned and operated an automobile dealership specializing in the exportation of vehicles, fleet leasing and specialty application vehicles. In addition to being a member of the Chamber of Commerce of Burlington Ontario Canada, Mr. Latimer is registered with the Ontario Minister of Consumer and Commercial Relations, currently known as the OMVIC. Prior to owning his business, Mr. Latimer worked for Daymond Vynal Products, a division of Red Path Sugar, as a distribution coordinator.

IAN BROCK, Director, age 61. Mr. Brock comes to the Company with a sales background working with such companies as York International, as Sales Manager, GE Technical, as Sales Manager, Phillips Industries Engineered Productions, as Sales Engineer and American Standard Engineered Productions, as Sales Engineer. Mr. Brock is currently Pastor of the Brock Faith Ministries in Ontario Canada.

DONALD IWACHA, PhD, President, age 53.  Mr. Iwacha

GREG AMOR, Chief Financial Officer, age 45.

        LASER SHOW SYSTEMS (CANADA), LTD.

BARRINGTON L. SIMON, Chairman and CEO (see above).

ARCADI ROZENCHTEIN, Ph.D., Director of Science, age 53.

Item 10.  Executive Compensation.

     Other than information provided in the Company's 1999 Financial Statements incorporated herein, executive officers and directors have received no other compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Title of Class     (1) Name and                   (2) Amount and                (3)Percent of Class
                       Address of                     Nature of
                       Beneficial Owner               Beneficial Ownership

  Common               Barrington L. Simon            4,786,023                   28.1%
                       601 Tomahawk Cres
                       Ancaster, Ontario
                       Canada, L9G 3T4

  Common               Brian Lattimer                   300,000                    1.76%
                       967 Glenwood Ave.
                       Burlington, Ontario
                       Canada, L7L 2K1

  Common               Ian Brock                         20,000                   Less than 1%
                       2164 Allonbury Cres
                       Burlington, Ontario
                       Canada



Item 12.  Certain Relationships and Related Transactions.

       Not applicable.

Item 13.  Exhibits and Reports on Form 8-K.

     The following documents are filed as part of this Form 10-K Annual Report:

  1)   Financial Statements

                              Light Management Group Inc.


                           CONSOLIDATED FINANCIAL STATEMENTS
                                    December 31, 1999
































                       TABLE OF CONTENTS




                                                                        PAGE
INDEPENDENT AUDITORS' REPORT..........................................   F-1

BALANCE SHEET......................................................... F-2,3

STATEMENT OF OPERATIONS...............................................   F-4

STATEMENT OF STOCKHOLDERS' EQUITY.....................................   F-5

STATEMENT OF CASH FLOWS...............................................   F-6

NOTES TO FINANCIAL STATEMENTS.........................................   F-7

James E. Slayton, CPA
================================================
2858 W EST  Market Street
Suite C
FAIRLAWN, Ohio 44333

                           INDEPENDENT AUDITORS' REPORT

Board of Directors                                                March 16, 2000
Light Management Group Inc. (the Company)


  I have audited the Consolidated Balance Sheet of Light Management Group Inc. as of December 31, 1999, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the year ending December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Light Management Group, Inc. at December 31, 1999, and the results of its operations and cash flows for the year ended in conformity with generally accepted accounting principles.





James E. Slayton, CPA
Ohio License ID# 04-1-15582

                                Light Management Group Inc.


                                CONSOLIDATED BALANCE SHEET
                                 as at December 31, 1999


     ASSETS

Current Asset
Cash in Bank                                                                 1,362.00
Receivables                                                              1,366,038.00
Prepaid Expenses                                                            11,227.00
Other Current Assets                                                         7,000.00
                                                                         ---------------------
Total Current Assets                                                     1,385,627.00


OTHER ASSETS
Property and Equipment (net of depreciation)                             1,008,632.00

                                                                         --------------------
Total Other Assets                                                       1,008,632.00

TOTAL ASSETS                                                             2,394,259.00
                                  ============================================================

See accompanying notes to financial statements

                                Light Management Group Inc.


                                CONSOLIDATED BALANCE SHEET
                                  as at December 31, 1999

     LIABILITIES & EQUITY
Current Liabilities
Accounts Payable                                                   609,147.00
Accrued Liabilities                                                 30,662.00
                                                             -------------------
Total Current Liabilities                                          639,809.00

Non Current Liabilities
Due to Omega                                                       145,093.00
Loans Payable                                                       86,401.00
                                                             -------------------
Total Non Current Liabilities                                      231,494.00


     EQUITY
Common Stock,  authorized 100,000,000 common shares; common
shares; issued and outstanding at 12/31/99, 16,988,510             662,147.00
Additional paid in capital                                         708,735.00
Retained Earnings                                                  297,167.00


Total Stockholders' Equity                                       1,668,049.00
                                                             -------------------
     TOTAL LIABILITIES & OWNER'S EQUITY                          2,539,352.00
                                                             ===================

See accompanying notes to financial statements

                                Light Management Group Inc.


                           CONSOLIDATED STATEMENT OF OPERATIONS
                            FOR YEAR ENDING DECEMBER 31, 1999


     REVENUE
Sales                                                            $1,171,348.00

    COSTS AND EXPENSES
General and Administrative                                          270,810.00
Management Salaries                                                 145,833.00
Salaries and Wages                                                  160,518.00
Advertising                                                         100,151.00
Depreciation Expense                                                 54,345.00
Interest Expense                                                     40,942.00

                    Total Costs and Expenses                        772,599.00

Other Income (Expense):


Net  Income or (Loss)                                              $398,749.00



Weighted average number of common shares outstanding                15,568,611

    Net Earnings Per Share                                                0.03


See accompanying notes to financial statements

                             Light Management Group Inc.
                            (A Development Stage Company)
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  FOR YEAR ENDING
                                 December 31, 1999




                                                        Additional        Retained         Total
                               Common Stock             Paid-in           Earnings or      Stockholder's
                               Shares        Amount     Capital           (Deficit)        Equity

Balance December 31, 1998      7,950,000   $ 795.00       $100,787.00     ($101,582.00)            0.00
                               --------------------------------------------------------------------------------


Issued for cash                9,038,510     904.00      1,268,396.00                      1,269,300.00




Net Income January 1, 1999 to
December 31, 1999                                                           398,749.00       398,749.00
                              --------------------------------------------------------------------------------
Balance
December 31, 1999             16,988,510  $1,699.00     $1,369,183.00      $297,167.00    $1,668,049.00
                              ================================================================================

See accompanying notes to financial statements

                               Light Management Group Inc.

                                 STATEMENT OF CASH FLOWS
                           FOR YEAR ENDING DECEMBER 31, 1999




CASH FLOWS FROM OPERATING ACTIVITIES
Net income from operations                                          398,749.00
Adjustments to reconcile net income to net cash provided
Depreciation Expense                                                 54,345.00
Increase in current assets                                       (1,384,265.00)
Increase (Decrease) in current liabilities                          639,809.00

Net Cash provided by Operating Activities                          (291,362.00)


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                             (1,208,070.00)

             Net cash provided by investing activities           (1,208,070.00)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock                                         1,269,300.00
Increase in Loans Payable                                           231,494.00
           Net cash provided by financing activities              1,500,794.00

           Net increase (decrease)  in cash                           1,362.00
           Cash and cash equivalents, beginning of period                 0.00
           Cash and cash equivalents, end of year                     1,362.00

See accompanying notes to financial statements

                                Light Management Group Inc.

                              NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

          The Company is organized under the laws of the State of Nevada, as
Light Management Group Inc.   The Company is authorized to issue 100,000,000
shares of $.0001 par value common stock. The Company has issued and outstanding 16,988,510 shares of its common stock.

          In May of 1999, the Company purchased the outstanding stock of Laser Shows Systems (Canada), Inc.

          The Company formerly reported as a developmental stage company. The Company is producing significant revenues from its planned principal operations and is not now considered a development stage company.

          The Company's transfer agent issued 2,650,000 shares of common stock in error, which is being returned to the Company.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

          Accounting polices and procedures have been determined except as follows:

          1. The Company uses the accrual method of accounting, recording revenues when invoiced and there is a realistic expectation of receiving payment.

          2. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. There were no items which would have diluted earnings per share.

          3.  The Company has adopted December 31 as its fiscal year end.

          4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

          5. The Company has not yet adopted all accounting pronouncements issued. The effect on the financial statements is deemed insignificant and immaterial and there were no adjustments made to the financial statements.

          6. Organization costs were expensed in 1999 to conform with accounting policies.

          7.  The Company records its inventory at cost.

          8. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

          9. The cost of plant and equipment is recorded at cost and depreciated over the estimated useful life of the equipment utilizing the straight line method of depreciation. The amount of depreciation recorded during this period was $54,345.00.

Light Management Group, Inc.
NOTES TO FINANCIAL STATEMENTS
CONTINUED

          10. The Company's Statement of Cash Flows is reported utilizing cash (currency on hand and demand deposits) and cash equivalents (short-term, highly liquid investments). The Company's Statement of Cash Flows is reported utilizing the indirect method of reporting cash flows. There were no cash equivalents during the reporting period.

          11. The Company has adopted FASB 109 for reporting income taxes. The Company's marginal tax rate is 30% with an effective tax rate for 1999 of 0%.

          12. The Company's financial statements are stated in US Dollars. The balance sheet was translated as at December 31, 1999. The income statement was translated at an average exchange rate for the year of 1999.

NOTE 3 - GOING CONCERN

          The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Previously, the Company had no source of revenue and financial reports included an explanatory paragraph regarding going concern. The
Company is now generating revenues through operations which exceed its expected operating expenses for the next twelve months.

NOTE 4 - RELATED PARTY TRANSACTION

          Since July 1997, a total of $178,800 consulting and management fees have been incurred by the company and the previously operating company known as Laser Show Systems International, Inc. to a company related through a common shareholder. All of these amounts have been capitalized as they were used in purchasing equipment.

NOTE 5 - LONG TERM COMMITMENTS

          Equipment is secured by a bank loan. It is repayable over 64 months at $3,753.84 monthly plus interest at 2.5% over prime. Other loans payable are unsecured and bear interest at 12%. Since the lenders have indicated that they will not request payment in the next year, the amounts have been classified as a non current liability.

NOTE 6 - FOREIGN EXCHANGE RISK

          The Company purchases its laser projection systems in U.S. dollars and is therefore subject to foreign exchange fluctuations.

Light Management Group, Inc.
NOTES TO FINANCIAL STATEMENTS
CONTINUED

NOTE 7 - LITIGATION

          The Company and some of its officers were being sued by a shareholde of a company that formerly had a contractual relationship with LaserShow Systems, Moscow, who owned patents that have been transferred to LaserShow Systems (U.K.), with whom the Company has a purchase agreement.

          The Company and its officers denied all allegations and vigorously defended the charges. The litigation has since been resolved.

NOTE 8 - SUBSEQUENT EVENTS

          On March 24, 2000, the Company completed the purchase of a 100% interest in Exclusive Advertising Inc. (Exclusive). Terms of the purchase called for the issuance of 500,000 shares in the Company at a deemed value of $5.00 per share.

          Exclusive is an Ontario incorporated company active in advertising on the GO transit system of Ontario. It has an exclusive contract to provide such advertising. The contract has 14 years left and has a renewal clause for a further five years. During 1999, the Company advanced Exclusive $115,085.00 which are shown on these statements as accounts receivable.

James E. Slayton, CPA
--------------------------------------------------------------------------------
2858 West Market Street
Suite C
Fairlawn, Ohio 44333
1-330-864-3553

To Whom It May Concern:

          The firm of James E. Slayton, Certified Public Accountant consents to the inclusion of my report of December 31, 1999, on the Consolidated Financial Statements of Light Management Group Inc. from January 31, 1999 through December 31, 1999, in any filings that are necessary now or in the near future to be filed with the U. S. Securities and Exchange Commission.

Professionally,




James E. Slayton, CPA
Ohio License ID # 04-1-15582

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Light Management Group, Inc.

                                    By:  /s/ Donald Iwacha
                                         Donald Iwacha
                                         President

Date:    April 12, 2000