Form 10KSB/A
period 1999-12-31
LIGHT MANAGEMENT GROUP INC
filed 2000-05-11
CIK 768152

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                                      Amended Form 10-KSB

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

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Amended Form 10-KSB

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

Issuer's revenues for the year ended December 31, 1999 were $1,061,572.00.

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

HISTORY AND ORGANIZATION OF THE COMPANY

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

     Currently, the Company is organized under the laws of the State of Nevada,
as Light Management Group Inc.   The Company is authorized to issue 100,000,000
shares of $.0001 par value common stock.  The Company has   issued and
outstanding 16,177,424 shares of its common stock.

     In May of 1999, the Company purchased the outstanding stock of Laser Shows Systems International, Inc.

     The Company formerly reported as a developmental stage company. The Company is producing significant revenues from its planned principal operations is not now considered a development stage company.

     The Company's transfer agent issued 2,650,000 shares of common in error, which is being returned to the Company.

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

     10. The Company's Statement of Cash Flows is reported utilizing cash (currency on hand and demand deposits) and cash equivalents( short-term, highly liquid investments). The Company's Statement of Cash Flows is reported utilizing the indirect method of reporting cash flows. There were no cash equivalents during the reporting period.

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

RELATED PARTY TRANSACTION

     Since July 1997, a total of $178,800 consulting and management fees have been incurred by the company and the previously operating company known as Laser Show Systems International Inc. to a company related through a common shareholder. All of these amounts have been capitalized as they were used in purchasing equipment. During 1999, a company with a common director advanced the company $145,093 which is recorded as a long term liability.

FOREIGN EXCHANGE RISK

     The Company purchases its laser projection systems in U.S. dollars and is therefore subject to foreign exchange fluctuations.

LITIGATION

     The company and some of its officers are being sued by a shareholder of a company that formerly had a contractual relationship with LaserShow Systems, Moscow, who owned patents that have been transferred to LaserShow Systems(U.K.), with whom the Company has a purchase agreement.

The Company and its officers denied all allegations and vigorously defended the charges and has resolved the litigation.

SUBSEQUENT EVENTS

     On March 24, 2000, the Company completed the purchase of a 100% interest in Exclusive Advertising Inc. (Exclusive). Terms of the purchase called for the issuance of 500,000 shares in the Company at a deemed value of $5.00 pr share.

Exclusive is an Ontario incorporated company active in advertising on the GO transit system of Ontario. It has an exclusive contract to provide such advertising. The contract has 4 years left and has a renewal clause for a further five years. During 1999, the Company advanced Exclusive $115,085.00 which are shown on these statements as accounts receivable.

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

EVE SIGFRID, Chief Financial Officer

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Title of Class     (1) Name and                   (2) Amount and                (3)Percent of Class
                       Address of                     Nature of
                       Beneficial Owner               Beneficial Ownership

  Common               Barrington L. Simon            4,786,023                   29.5%
                       601 Tomahawk Cres
                       Ancaster, Ontario
                       Canada, L9G 3T4

  Common               Brian Lattimer                   300,000                    1.8%
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

Item 13.  Exhibits and Reports on Form 8-K.

     The following documents are filed as part of this Form 10-K Annual Report:

  1)   Financial Statements

                  Light Management Group Inc.


               CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999
































                       TABLE OF CONTENTS




                                                            PAGE
INDEPENDENT AUDITORS' REPORT................................   1

BALANCE SHEET.............................................   2-3

STATEMENT OF OPERATIONS.....................................   4

STATEMENT OF STOCKHOLDERS' EQUITY...........................   5

STATEMENT OF CASH FLOWS......................................  6

NOTES TO FINANCIAL STATEMENTS...............................   7
















James E. Slayton, CPA

2858 W EST  Market Street
Suite C
FAIRLAWN, Ohio 44333

                  INDEPENDENT AUDITORS' REPORT

Board of Directors                                March 16, 2000
Light Management Group Inc. (the Company)


          I have audited the Consolidated Balance Sheet of Light Management Group Inc., as of December 31, 1999, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the year ending December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Light Management Group, Inc. as of December 31, 1998, were audited by other auditors whose report dated January 26, 1999, expressed an unqualified opinion on those statements and was furnished to us, and our opinion, insofar as it relates to the amounts included from December 31, 1998, is based solely on the report of the other auditors.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit and the report of other auditors provide provides a reasonable basis for our opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Light Management Group, Inc., at December 31, 1999, and the results of its operations and cash flows for the year ended in conformity with generally accepted accounting principles.





James E. Slayton, CPA
Ohio License ID# 04-1-15582













                  Light Management Group Inc.


                   CONSOLIDATED BALANCE SHEET
          as at December 31, 1999 and December 31, 1998



     ASSETS

                                                                      Unaudited
                                                  December 31, 1999   December 31, 1998
Current Assets
Receivables                                       1,366,038.00             0.00
Prepaid Expenses                                     11,227.00             0.00
Other Current Assets                                  4,279.00             0.00
                                                -----------------     ---------------------
Total Current Assets                              1,381,544.00             0.00


OTHER ASSETS
Property and Equipment (net of depreciation)        656,045.00             0.00


                                           ---------------------     -------------------
Total Other Assets                                  656,045.00             0.00

TOTAL ASSETS                                      2,037,589.00             0.00













See accompanying notes to financial statements
-2-

                                          Light Management Group Inc.


                                          CONSOLIDATED BALANCE SHEET
                               as at December 31, 1999 and December 31, 1998

                                                                            Unaudited
     LIABILITIES & EQUITY
Current Liabilities
Accounts Payable                                     610,509.00             4,451.00
Accrued Liabilities                                   30,662.00                 0.00
                                                  -------------------      ---------------------
Total Current Liabilities                            641,171.00             4,451.00

Non Current Liabilities
Due to Omega                                         145,093.00                 0.00
Loans Payable                                         86,401.00             1,000.00
                                                  -------------------      ---------------------
Total Non Current Liabilities                        231,494.00             1,000.00

Total Liabilities                                    872,665.00             5,451.00

     EQUITY
Common Stock,  authorized 100,000,000 common shares;
common shares; issued and outstanding at 12/31/99,
16,177,424                                           210,328.00           159,000.00
Additional paid in capital                         1,500,537.00           277,114.00
Retained Earnings                                   (545,941.00)         (441,565.00)


Total Stockholders' Equity                         1,164,924.00            (5,451.00)
                                                --------------------    ---------------------
TOTAL LIABILITIES & OWNER'S EQUITY                 2,037,589.00                 0.00
                                                ====================    =====================









        See accompanying notes to financial statements
                              -3-

                  Light Management Group Inc.


              CONSOLIDATED STATEMENT OF OPERATIONS
    FOR YEARS ENDING DECEMBER 31, 1999 AND DECEMBER 31, 1998


                                                                 Unaudited
     REVENUE
Sales                                        $1,061,572.00          $0.00

    COSTS AND EXPENSES
General and Administrative                      664,159.00       1,631.00
Management Salaries                             145,833.00           0.00
Salaries and Wages                              160,518.00           0.00
Advertising                                     100,151.00           0.00
Depreciation Expense                             54,345.00           0.00
Interest Expense                                 40,942.00           0.00

           Total Costs and Expenses           1,165,948.00       1,631.00

Other Income (Expense):


Net  Income or (Loss)                         ($104,376.00)    ($1,631.00)



Weighted average number of common shares
outstanding                                     15,568,611      7,950,000

  Net Earnings Per Share                             (0.01)          0.00










        See accompanying notes to financial statements

                  Light Management Group Inc.
                  A Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR YEAR ENDING
                        December 31, 1999



                                                              Additional        Retained          Total
                                Common Stock                  Paid-in           Earnings or       Stockholder's
                                Shares         Amount         Capital           (Deficit)         Equity
Balance December 31, 1997       7,950,000      $159,000.00    $277,144.00       ($493,934.00)     ($3,820.00)

Net Loss for the year                                                             ($1,631.00)      (1,631.00)
                                ------------   ----------- ----------------  -----------------   ------------
Balance December 31, 1998       7,950,000      $159,000.00    $277,114.00       ($441,565.00)     ($5,451.00)
                                ----------------------------------------------------------------------------

Reverse Split May, 1999        (5,300,000)

Issued for cash                10,527,424        51,328.00                                         51,328.00

Issued for acquisitions         3,000,000                    1,223,423.00                       1,223,423.00

Net Income (Deficit) January 1,
1999 to December 31, 1999                                                        (104,376.00)    (104,376.00)
                                ----------------------------------------------------------------------------
Balance December 31, 1999      16,177,424      $210,328.00  $1,500,537.00       ($545,941.00)  $1,164,924.00
                                ============================================================================








        See accompanying notes to financial statements

                  Light Management Group Inc.

                    STATEMENT OF CASH FLOWS
               FOR YEAR ENDING DECEMBER 31, 1999


CASH FLOWS FROM OPERATING ACTIVITIES
Net income from operations                                       (104,376.00)      (1,631.00)
Adjustments to reconcile net income to net cash provided
Depreciation Expense                                               54,345.00            0.00
(Increase) Decrease in current assets                          (1,381,544.00)           0.00
Increase (Decrease) in current liabilities                        641,171.00          631.00

Net Cash provided by Operating Activities                        (790,404.00)      (1,000.00)


CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Property and Equipment                              (710,390.00)           0.00

                                Net cash provided by investing
                                activities                       (710,390.00)           0.00

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock                                       1,269,300.00            0.00
Increase in Loans Payable                                         231,494.00            0.00
Advances from controlling shareholder                                               1,000.00
                                Net cash provided by financing
                                activities                      1,500,794.00        1,000.00

                                Net increase (decrease) in cash         0.00            0.00
                                Cash and cash equivalents, beginning
                                of period                               0.00            0.00
                                Cash and cash equivalents, end of
                                year                                    0.00            0.00







        See accompanying notes to financial statements
                              -6-

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

  Currently, the Company is organized under the laws of the State of Nevada, as
Light Management Group Inc.   The Company is authorized to issue 100,000,000
shares of $.0001 par value common stock.  The Company has   issued and
outstanding 16,177,424 shares of its common stock.

  In May of 1999, the Company purchased the outstanding stock of Laser Shows Systems International, Inc.

  The Company formerly reported as a developmental stage company. The Company is producing significant revenues from its planned principal operations is not now considered a development stage company.

  The Company's transfer agent issued 2,650,000 shares of common in error, which is being returned to the Company.

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


                              -7-

                  Light Management Group Inc.


                 NOTES TO FINANCIAL STATEMENTS

   9. The cost of plant and equipment is recorded at cost and depreciated over the estimated useful life of the equipment utilizing the straight line method of depreciation. The amount of depreciation recorded during this period was $54,345.00.

  10. The Company's Statement of Cash Flows is reported utilizing cash (currency on hand and demand deposits) and cash equivalents( short-term, highly liquid investments). The Company's Statement of Cash Flows is reported utilizing the indirect method of reporting cash flows. There were no cash equivalents during the reporting period.

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

NOTE 4 - RELATED PARTY TRANSACTION

  Since July 1997, a total of $178,800 consulting and management fees have been incurred by the company and the previously operating company known as Laser Show Systems International Inc. to a company related through a common shareholder. All of these amounts have been capitalized as they were used in purchasing equipment. During 1999, a company with a common director advanced the company $145,093 which is recorded as a long term liability.

NOTE 5 - FOREIGN EXCHANGE RISK

  The Company purchases its laser projection systems in U.S. dollars and is therefore subject to foreign exchange fluctuations.

NOTE 6 - LITIGATION

  The company and some of its officers are being sued by a shareholder of a company that formerly had a contractual relationship with LaserShow Systems, Moscow, who owned patents that have been transferred to LaserShow Systems(U.K.), with whom the Company has a purchase agreement.

The Company and its officers denied all allegations and vigorously defended the charges and has resolved the litigation.

NOTE 7 - SUBSEQUENT EVENTS

  On March 24, 2000, the Company completed the purchase of a 100% interest in Exclusive Advertising Inc. (Exclusive). Terms of the purchase called for the issuance of 500,000 shares in the Company at a deemed value of $5.00 pr share.

Exclusive is an Ontario incorporated company active in advertising on the GO transit system of Ontario. It has an exclusive contract to provide such advertising. The contract has 4 years left and has a renewal clause for a further five years. During 1999, the Company advanced Exclusive $115,085.00 which are shown on these statements as accounts receivable.

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

Date:    May 10, 2000