Form 10QSB
period 2000-03-31
LIGHT MANAGEMENT GROUP INC
filed 2000-05-23
CIK 768152

FORM 10-QSB

             U.S. SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON D.C. 20549

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number 2-97360-A

                   Light Management Group, Inc.
(Exact name of small business issuer as specified in its charter)

               Nevada                        59-2091510
(State or other jurisdiction of          (Identification No.)
incorporation or organization)

                     Suite 301, 3060 Mainway
               Burlington, Ontario, Canada L7M 1A3
             (Address of principal executive offices)

                          (905) 319-1111
                   (Issuer's telephone number)

Check wither the issuer:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.

     Yes [X]   No []

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

     Yes []         No []

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: _____________________________

Transitional Small Business Disclosure Format (check one):  Yes []    No [X]


PART I - FINANCIAL INFORMATION

The Company's Board of Directors does not have an independent audit committee.

Item 1.  Financial Statements


                  Light Management Group Inc.


               CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2000































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
















James E. Slayton, CPA

2858 W EST  Market Street
Suite C
FAIRLAWN, Ohio 44333



                  INDEPENDENT AUDITORS' REPORT



Board of Directors                                May 16, 2000
Light Management Group Inc. (the Company)


     I have reviewed the accompanying consolidated balance sheet of Light Management Group Inc., as of March 31, 2000, and the related consolidated statements of income, retained earnings, and cash flows for the period then ended March 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Light Management Group, Inc.

     A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope that an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

     Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.






James E. Slayton, CPA
Ohio License ID# 04-1-15582










                  Light Management Group Inc.


                   CONSOLIDATED BALANCE SHEET
                       as at March 31, 2000



     ASSETS
Current Asset                                                        December 31,
                                                 March 31, 2000      1999
Cash                                                383,367.00
Receivables                                       1,720,372.00        1,366,038.00
Prepaid Expenses                                     26,925.00           11,227.00
Other Current Assets                                      0.00            4,279.00
                                                 _______________     _______________
Total Current Assets                              2,130,664.00        1,381,544.00


OTHER ASSETS
Property and Equipment (net of depreciation)        581,304.00          656,045.00
Intangible Assets                                 3,477,785.00
                                                 _______________     _______________
Total Other Assets                                4,059,089.00          656,045.00

TOTAL ASSETS                                      6,189,753.00        2,037,589.00
                                                 ===============     ===============


















        See accompanying notes to financial statements
                              -2-

                                                 Light Management Group Inc.


                                           CONSOLIDATED BALANCE SHEET
                                     as at March 31, 2000 and December 31, 1999

                                                  Unaudited           Audited
LIABILITIES & EQUITY
Current Liabilities
Accounts Payable                                    488,182.00     610,509.00
Accrued Liabilities                                 103,028.00      30,662.00
                                                   -------------   ----------------
Total Current Liabilities                           591,210.00     641,171.00

Non Current Liabilities
Due to Shareholder                                2,330,505.00
Due to Omega                                        114,542.00     145,093.00
Loans Payable                                        10,862.00      86,401.00
                                                  ---------------  ----------------
Total Non Current Liabilities                     2,455,909.00     231,494.00

Total Liabilities                                 3,047,119.00     872,665.00

EQUITY
Common Stock, authorized 100,000,000 common shares;
common shares issued and outstanding at 3/31/00
16,677,424                                        2,746,151.00     210,328.00
Additional paid in capital                        1,462,468.00   1,500,537.00
Retained Earnings                                (1,065,985.00)   (545,941.00)

Total Stockholders' Equity                        3,142,634.00   1,164,924.00
                                                ---------------  ----------------
     TOTAL LIABILITIES & OWNER'S EQUITY           6,189,753.00   2,037,589.00
                                                ===============  ================











See accompanying notes to financial statements
-3-

 Light Management Group Inc.


CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
MARCH 31, 2000


                                   March 31, 2000           March 31, 1999
     REVENUE
Sales                              $597,193.00              $0.00

    COSTS AND EXPENSES
General and Administrative          469,832.00               0.00
Management Salaries                  62,500.00               0.00
Salaries and Wages                   62,160.00               0.00
Advertising                          33,169.00               0.00
Depreciation Expense                 57,134.00               0.00
Interest Expense                      7,317.00               0.00
Settlement of Lawsuit               425,362.00

     Total Costs and Expenses     1,117,474.00               0.00

Other Income (Expense):                 237.00


Net  Income or (Loss)             ($520,044.00)             $0.00



Weighted average number of common
shares outstanding                  16,677,424          7,950,000

    Net Earnings Per Share
                                         (0.03)              0.00








See accompanying notes to financial statements
-4-
Light Management Group Inc.

STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED
MARCH 31, 2000 (unaudited) AND MARCH 31, 1999(unaudited)


                                                       March 31,      March 31
                                                       2000           1999
                                                       Unaudited      Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from operations                            (520,044.00)        0.00
Adjustments to reconcile net income to net cash provided
Depreciation Expense                                    57,134.00         0.00
(Increase) Decrease in current assets                 (365,753.00)        0.00
Increase (Decrease) in current liabilities             (37,409.00)        0.00

Net Cash provided by Operating Activities             (866,072.00)        0.00


CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of capital assets                                 5,055.00         0.00
  Purchase of intangible assets                     (3,477,785.00)

     Net cash provided by investing activities      (3,472,730.00)        0.00

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock                         2,535,823.00            0.00
Increase in Loans Payable                            39,003.00            0.00
Decrease in contributed surplus                     (38,069.00)
Advances from controlling shareholder             2,185,412.00            0.00
     Net cash provided by financing activities    4,722,169.00            0.00

     Net increase (decrease)  in cash               383,367.00            0.00
     Cash and cash equivalents, beginning year            0.00            0.00
     Cash and cash equivalents, end of period       383,367.00            0.00

See accompanying notes to financial statements
-5-
Light Management Group Inc.

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

     Currently, the Company is organized under the laws of the State of Nevada,
as Light Management Group Inc.   The Company is authorized to issue 100,000,000
shares of $.0001 par value common stock.  The Company has   issued and
outstanding 16,677,424 shares of its common stock.

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

     4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.
                              -6-
Light Management Group Inc.


NOTES TO FINANCIAL STATEMENTS
     5. The Company has not yet adopted all accounting pronouncements issued. The effect on the financial statements is deemed insignificant and immaterial and there were no adjustments made to the financial statements.

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

     12. The Company's financial statements are stated in US Dollars. The balance sheet was translated as at March 31, 2000. The income statement was translated at an average exchange rate for the quarter ended March 31, 2000.

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

NOTE 4 - RELATED PARTY TRANSACTION

     Since July 1997, a total of $178,800 consulting and management fees have been incurred by the company and the previously operating company known as Laser Show Systems International Inc. to a company related through a common shareholder. All of these amounts have been capitalized as they were used in purchasing equipment. A company with a common director advanced the company $2,330,505 which is recorded as a long term liability.


                              -7-

Light Management Group Inc.

NOTES TO FINANCIAL STATEMENTS


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

NOTE 7 - INTANGIBLE ASSETS

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





















     -8-


Item 2.  Management's Discussion and Analysis or Results of Operation.

See Notes to Financial Statements in Item 1 of this Part I.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

No material legal proceedings are pending to which Light or any of its property is subject and to the knowledge of Light, there are no other proceedings threatened.

Item 6.  Exhibits and Reports on Form 8-K.

EXHIBIT INDEX

Exhibit
Number          Description                            Method of Filing
3.1             Articles of Incorporation              Incorporated by Reference
3.2             By-law                                 Incorporated by Reference
15              Unaudited Interim Financial Information      See Below



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, therunto duly authorized.

LIGHT MANAGEMENT GROUP, INC.


/s/ Don Iwacha
DON IWACHA, President
Date: May 19, 2000