Form 10QSB
period 2000-06-30
LIGHT MANAGEMENT GROUP INC
filed 2000-08-22
CIK 768152

SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C. 20549

(Mark One)

[X] Quarterly report pursuant to Section
13 or 15(d) of the Securities Exchange Act of
1934

For the quarterly period ended June 30, 2000

or
[ ]     Transition report pursuant to Section
13 or 15(d) of the Securities Exchange Act of
1934

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

     As of June 30, 2000, approximately
16,878,279 shares of the Registrant's Common
Stock, $.01 par value, were outstanding.

       Part I - Financial Information.

Item 1.  Financial Statements.

LIGHT MANAGEMENT GROUP, INC.
INTERIM CONSOLIDATED FINANCIAL STAEMENTS
JUNE 30, 2000
(Unaudited)

INDEX



	Interim Consolidated Balance Sheet
	Interim Consolidated Statement of Operations
	Interim consolidated Statement Shareholders' Equity
	Interim Consolidated Statement of Cash Flows
	Notes to Interim Consolidated Financial Statements

LIGHT MANAGEMENT GROUP, INC.
INTERIM CONSOLIDATED BALANCE SHEET
JUNE 30, 2000
(with comparative figures at December 31, 1999)
(Unaudited)

ASSETS

                                                 								2000		     1999
                                                 								----------	----------
                                                 								US$		      US$
CURRENT ASSETS
	Cash            	                                    						76,107 	      -
	Accounts receivable				                                	2,078,032 	 1,366,038
	Prepaid expenses		                                      			22,702     	15,506
                                                 								-----------	----------
                                                 								2,176,841  	1,381,544
CAPITAL ASSETS (Note 3)	                             				1,306,632    	656,045
INTANGIBLE ASSETS (Note 4)				                          	3,437,368 	      -
                                                 								----------	----------
                                                 								6,920,841  	2,037,589
                                                 								==========	==========
LIABILITIES
CURRENT LIABILITIES
	Accounts payable and accrued	                          			395,048    	641,171
	Loans payable					                                        	20,000     	86,401
	Due to related parties				                                 32,664    	145,093
	Current portion of term loan (Note 5)		                    30,024 			    -
                                                 								----------	----------
                                                           477,736    	872,665
TERM LOAN PAYABLE (Note 5)					                             96,707      		-
                                                 								----------	----------
                                                   								574,443    	872,665
                                                 								----------	----------
SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 6)	                                				233,931    	210,328
ADDITIONAL PAID-IN CAPITAL				                          	5,188,354   1,500,537
COMMITMENT TO ISSUE PREFERRED SHARES (Note 7)		          3,100,000      		-
DEFICIT								                                         (2,055,961)  	(545,941)
CUMULATIVE TRANSLATION ADJUSTMENT				                     (119,926)      	-
                                                 								----------	----------
                                                 								6,346,398  	1,164,924
                                                 								----------	----------
                                                 								6,920,841  	2,037,589
                                                 								==========	==========

Approved by the Directors
                                               , Director
                                               , Director


LIGHT MANAGEMENT GROUP, INC.
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
SIX MONTH PERIOD ENDED JUNE 30, 2000
(with comparative figures for the year ended December 31, 1999)
(Unaudited)

                                                 								2000		     1999
                                                 								----------	----------
                                                       		US$      		US$
SALES                                            								1,084,138 	1,061,572
COST OF SALES	                                       						596,042   	295,205
                                                 								----------	----------
GROSS PROFIT							                                        488,096   	766,367
                                                 								----------	----------

EXPENSES
	Advertising and promotion                              				51,509  		100,151
	Amortization						                                        171,622    	54,345
	Commissions						                                          32,730     		-
	Consulting						                                          243,973   	165,054
	Interest						                                             29,142   		40,942
	Investor relations					                                    31,725    		5,451
	Management salary	 				                                   125,499   	145,833
	Office and telephone					                                  48,130   		30,721
	Professional fees		                                     			99,408   		51,751
	Rent and utilities				                                    	38,609   		59,817
	Salaries and benefits					                                188,343  		171,505
 Travel, meals and entertainment                         			71,278   		38,822
	Vehicle							                                             14,989    		6,351
                                                 								----------	----------
                                                 								1,146,957   	870,743
                                                 								----------	----------
LOSS BEFORE OTHER ITEM				                               	(658,861) 	(104,376)
	Settlement of lawsuit (Note 8)			                        (851,159)    		-
                                                 								-----------	----------
LOSS FOR THE PERIOD						                               (1,510,020) 	(104,376)
                                                 								===========	==========

LOSS PER COMMON SHARE	                                					($0.091)  	($0.006)
                                                 								==========	==========

Weighted average common shares outstanding			           16,593,433	15,568,611
                                                 								==========	==========

LIGHT MANAGEMENT GROUP, INC.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTH PERIOD ENDED JUNE 30, 2000
(with comparative figures for the year ended December 31, 1999)
(Unaudited)

                                                 								2000     		1999
                                                 								----------	----------
	                                                 							US$	      	US$
CASH FLOWS USED FOR OPERATING ACTIVITIES
	Loss for the period	                               				(1,510,020)  	(104,376)
	Add back amortization which does not involve cash         171,622     	54,345
                                                 								----------	----------
							                                                	(1,338,398)   	(50,031)
	Changes in non-cash working capital items
	Accounts receivable					                                 (711,994)	(1,366,038)
	Prepaid expenses				                                      	(7,196)  		(15,506)
	Accounts payable and accrued				                         (246,123)   	641,171
	Loans payable						                                       (66,401)    	86,401
                                                								-----------	----------
                                                								(2,370,112)  	(704,003)
                                                								----------	-----------
CASH FLOWS USED FOR INVESTING ACTIVITIES
	Additions to capital assets				                          (653,071)  	(710,390)
                                                								----------	----------
CASH FLOWS FROM FINANCING ACTIVITIES
	Advances from related party	  			                       2,987,571    	145,093
	Proceeds of term loan				                                	111,719      		-
	Proceeds from issuance of share capital		                   	-     	1,269,300
                                                								----------	----------
                                                 								3,099,290  	1,414,393
                                                								----------	----------
NET CASH FLOWS BEING CASH, END OF PERIOD			                 76,107 		     -
                                                								==========	==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
	Common shares issued for acquisitions		                 3,495,204
	Common shares issued for services			                      216,216
	Commitment to issue preferred shares 		                 3,100,000


LIGHT MANAGEMENT GROUP, INC.
INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
SIX MONTH PERIOD ENDED JUNE 30, 2000
(Unaudited)

                            			 		Share Capital
                            					Par value $0.02
                          				-------------------------
                                                					  			      Additional
                           					 Number                     		   	Paid-in
                          					 of Shares	    Amount	    Capital		Deficit		   Total
Balances, December 31, 1998 	 	 7,950,000    	159,000    277,114 	 (441,565) 	   (5,451)
	Reverse split			              (5,300,000)
                         		 			-----------
                           					2,650,000

	Issuance of common stock 	    10,527,424      51,328 			                	      51,328

	Issuance of common shares for
		Acquisitions 		               3,000,000 		           1,223,423 			         1,223,423

	Loss for the year	                                      						    (104,376) 	 (104,376)
       			------------------------------------------------------------------------------
Balances, December 31, 1999 	 	16,177,424    	210,328	 1,500,537	  (545,941)	 1,164,924

	Issuance of common shares for
		Acquisitions                   	647,600     	12,952	 3,482,252 	        		 3,495,204

	Issuance of common shares for
		services		                       53,255    		10,651  		205,565            		 216,216

	Loss for the period		                                      				 (1,510,020)	(1,510,020)
     			--------------------------------------------------------------------------------
Balances, June 30, 2000		      16,878,279 	   233,931 	5,188,354 (2,055,961)	 3,366,324
		     	================================================================================



											Page 1
LIGHT MANAGEMENT GROUP, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(Unaudited)


1.	NATURE OF THE COMPANY'S BUSINESS AND FUTURE OPERATIONS

	On December 28, 1998, the company changed its state of incorporation from Florida to Nevada by means of a merger with Triton Acquisition Corporation, a Nevada Corporation.

	On September 4, 1998, the company incorporated Laser Show Systems (Canada)
	Ltd.

	On February 15, 1999, the company acquired 97 percent of the outstanding shares of Laser Shows Systems International Inc.

	On March 24, 2000 the company acquired all the outstanding shares of Exclusive Advertising Inc. (a company incorporated under the laws of Ontario, Canada).

	On March 29, 2000 the company acquired all the outstanding shares of Laser Show Systems Investments, Ltd. (a company incorporated in the United Kingdom).

	During the six month period ended June 30, 2000 the company incurred a loss of $1,510,020 and used cash for operating activities of $2,370,112. From inception of the business the company has incurred cumulative losses of $2,055,961.

	These consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by common share issuances and advances from a related party. The company's future operations are dependent upon continued support of the creditors and the shareholders, the achievement of profitable operations or the sale of company assets. There can be no assurances that the company will be successful in any of these areas. These consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the company be unable to continue as a going concern.

LIGHT MANAGEMENT GROUP, INC.							Page 2 of 8
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	These financial statements have been prepared in accordance with generally accepted accounting principles in Canada and include the following significant accounting principles.

	(a)	Basis of consolidation
		These consolidated financial statements include the accounts of the
		company and its wholly owned subsidiaries, Laser Shows Systems
		International Inc., (a Canadian corporation), Laser Show Systems
		(Canada) Ltd., (a Canadian corporation), Exclusive Advertising
		Inc.(a Canadian corporation), and Laser Shows Systems Investments,
		Inc. ( a United Kingdom corporation) collectively referred to as
		"the company".

		All intercompany balances and transactions have been eliminated.

	(b)	Translation of foreign currency transactions
		The company maintains its records in Unites States dollars.
		Transactions in foreign currencies are translated into United States
		dollars at exchange rates ruling at the transaction dates. Monetary
		items in foreign currencies at the period end are translated into
		United States dollars at rates of exchange at the balance sheet
		date. All other exchange differences are recorded in the statement
		of income.

	(c)	Basic earnings per share
		Basic earnings per share is computed using the weighted average number of shares of common stock outstanding.

	(d)	Use of estimates
		The preparation of financial statements in conformity with generally
		accepted accounting principles requires that management make
		estimates and assumptions which affect the reported amounts of
		assets and liabilities as at the date of the financial statements
		and revenues and expenses for the period then ended. Actual results
		may differ from these estimates.


LIGHT MANAGEMENT GROUP, INC.							Page 3 of 8
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(Unaudited)

	(e)	Capital assets
		Capital assets are stated at historical cost. Amortization is
		provided for at the following methods and rates which are designed
		to charge the cost of capital assets to income over their estimated
		useful lives:

		Equipment				                Diminishing balance		20%
		Equipment under development		Diminishing balance		30%
		Furniture and fixtures		     Diminishing balance		20%
		Computer equipment			        Diminishing balance		30%
		Leasehold improvements		     Straight line			     20%

		All costs associated with acquiring, developing and testing the
		advanced laser projection systems have been capitalized as equipment
		under development.

		In the year of acquisition, only one half of the normal amortization
		is charged to expense.

	(f)	Patents and goodwill arising on consolidation.
		The patents and goodwill representing an amount in excess of the
		cost of the company's investment in its subsidiaries over the value
		of net tangible assets acquired is recorded at cost. The cost will
		be amortized using the straight line method over fifteen years.

3. CAPITAL ASSETS

                             							2000				                      1999
                  				-------------------------------------- -----------------
                            						Accumulated		     Net		          Net
                   				Cost		     Amortization	  Book Value	    Book Value
                  				-------------------------------------- -----------------
                   				US$	 	     US$			         US$		          US$
Equipment		             	215,743 	   34,691			     181,052 	       198,355
Equipment under
	development		         1,178,828 	  152,251 		   1,026,577       	 448,889
Furniture and fixtures	    4,160     	 	904      			 3,256        	 	2,305
Computer equipment     	 	19,318  	  	3,789     			 15,529 	         5,654
Leasehold improvements  	 84,680    	 4,462     			 80,218 	           842
                 	 			-------------------------------------- -----------------
                  				 1,502,729  	 196,097   		 1,306,632        	656,045
                  				========================================================

LIGHT MANAGEMENT GROUP, INC.							Page 4 of 8
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(Unaudited)

4.	INTANGIBLE ASSETS
	                              								2000     		1999
                              									----------	----------
                              									US$	      	US$

	Goodwill and patents            						3,477,785 		-
	Less: accumulated amortization				       40,417 		-
                              									----------	-----------
                             									 3,437,368 		-
                             										==========	==========
5.	TERM LOAN PAYABLE

                              									2000		      1999
                              									----------	----------
                              									US$       		US$
	The term loan is payable by monthly
 principal payments of $2,502 (C$3,753)
 plus interest at prime plus 2.5
 per cent.                               126,730 		 -
	Less current portion 						              30,024 		 -
                              									----------	-----------
                             									    96,706 		 -
                              									==========	==========

	Principal payments due in each of the next five years:
				2000			30,024
				2001			30,024
				2002			30,024
				2003			30,024
				2004			6,634

6.	SHARE CAPITAL
                                   									2000		     1999
                                   									----------	----------
                                   									US$	      	US$

	Authorized  - 100,000,000 common shares with $0.02 par value

	Issued      -  16,878,279 common shares	 		233,931 	  210,328
                                   									==========	==========
	Options and rights: see Note 13 - Subsequent Events


LIGHT MANAGEMENT GROUP, INC.							Page 5 of 8
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(Unaudited)



7.	COMMITMENT TO ISSUE PREFERRED SHARES

	The company intends to issue 2,766,798 non-redeemable, non-convertible, preferred shares to settle all amounts owed to a corporate shareholder. The preferred shares will carry a cumulative dividend of 6.5 percent, carry voting rights equal to 27,667,980 common shares and shall be non-dilutable.

8.	LITIGATION

	Pursuant to a settlement agreement dated March 10, 2000 the company agreed to an amount of $851,159, including related legal costs, which is reported in the income statement.

9.	RELATED PARTY TRANSACTIONS

	During the period the company had the following transactions with related parties:

                                  									2000		     1999
                                  									----------	----------
                                  									US$	      	US$
	Corporate shareholder:
		Cash received	                     					 2,954,907 	145,093
		Rent expense                         						 29,407 	 59,817

	Director and Chief Executive Officer of the company:
		Management salary		                    			 125,499 	145,833


LIGHT MANAGEMENT GROUP, INC.							Page 6 of 8
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(Unaudited)

10.	COMMITMENTS

	The company subleases its office and research and development premises from a related company and leases various computer equipment and two automobiles under operating leases. The minimum lease commitment under these operating lease agreements for the next five years are:

    							US$

			2000				13,750
			2001				16,500
			2002				16,500
			2003				16,500
			2004				16,500

11.	COMPARATIVE FIGURES

	Certain comparative figures for the year ended December 31, 1999 have been restated to conform with the current period's presentation.

12.	FINANCIAL INSTRUMENTS

	The company's financial instruments consist of cash, accounts receivable, accounts payable, loans payable, due to related parties, and a term loan. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency or credit risk arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

	The company sells the majority of its equipment through one distributor and in Canadian dollars. The company is exposed to credit and currency risk related to these transactions.

	The company maintains certain bank accounts, and receives advances from a shareholder in Canadian dollars. The company is exposed to currency risk related to these transactions.


LIGHT MANAGEMENT GROUP, INC.							Page 7 of 8
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(Unaudited)

13.	SUBSEQUENT EVENTS

	Subsequent to the period end the company has granted employee incentive options, to its Chief Executive Officer, to purchase common shares of the company, on or before July 5, 2005 as follows:

					Number of		Price per
					Shares		   Share

					100,000 		$0.25
					100,000 		$0.50
					250,000 		$1.00
					250,000 		$1.50
					500,000 		$2.00

	Subsequent to the period end the company has granted common share rights to a related corporation, to purchase common shares of the company, on or before August 1, 2003 as follows:

					Number of		Price per
					Shares			  Share

					250,000 		$2.25
					250,000 		$2.50
					250,000 		$2.75
					100,000 		$3.00
					100,000 		$3.50

14.	UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

	The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been resolved.


LIGHT MANAGEMENT GROUP, INC.							Page 8 of 8
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(Unaudited)

15.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED
	ACCOUNTING PRINCIPLES

	These financial statements have been prepared in accordance with generally accepted accounting principles (""GAAP"") in Canada. The principles adopted in these financial statements conform in all material respects to those generally accepted in the United States except as follows.

	Under Canadian GAAP, new product development costs incurred during each period are capitalized. The accumulated amount is reported on the balance sheet. Under United States GAAP these costs are expensed in each year.

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results of
Operations.

The information required by this item is included in the Company's financial statements. See Item
1 above.


     Signatures

Pursuant to the requirements of the
Securities Exchange Act of 1934, the
registrant has duly caused this report
to be signed on its behalf by the undersigned there unto duly authorized.

          Light Management Group, Inc.
          (Registrant)
Date
August 21, 2000     /s/ Donald Iwacha
          President