Form 10QSB/A
period 2000-09-30
LIGHT MANAGEMENT GROUP INC
filed 2000-11-20
CIK 768152

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition Period From __________ to __________.


COMMISSION FILE NUMBER: 2-97360-A
                        ---------


                          LIGHT MANAGEMENT GROUP, INC.
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


         NEVADA                                               59-2091510
         ------                                               ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


              3060 Mainway, Suite 301, Burlington, Ontario L7M 1A3
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (800) 465-9216
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES      X                         NO

         On September 30, 2000, the number of shares outstanding of the issuer's Common Stock, $0.02 par value (the only class of voting stock), was 16,878,279.

                                Table of Contents



PART I - FINANCIAL INFORMATION.................................................1
                                                                               -

         ITEM 1.           FINANCIAL STATEMENTS................................1
                                                                               -

         ITEM 2.           MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF
                           OPERATION...........................................2
                                                                               -


PART II - OTHER INFORMATION....................................................3
                                                                               -

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K....................3
                                                                               -


INDEX TO EXHIBITS..............................................................5
                                                                               -

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Light Management Group, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of September 30, 2000, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-12 and are incorporated herein by this reference.

LIGHT MANAGEMENT GROUP, INC.
INTERIM CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2000
(with comparative figures at December 31, 1999)
(Unaudited)
                                     ASSETS
                                                              2000              1999
                                                              US$               US$
CURRENT ASSETS
 Accounts receivable (Note 3)                                 2,344,817         1,366,038
 Prepaid expenses                                                35,055            15,506
                                                              2,379,872         1,381,544
                                                              ---------         ----------
CAPITAL ASSETS (Note 4)                                       1,179,861           656,045
INTANGIBLE ASSETS (Note 5)                                    3,455,204                 -
                                                              ---------         ----------
                                                              7,014,937         2,037,589
                                                              =========         ==========
                                  LIABILITIES

CURRENT LIABILITIES
Bank overdraft                                                    9,833                -
Accounts payable and accrued                                    618,522           641,171
Loans payable                                                         -            86,401
Due to related parties                                          160,864           145,093
Current portion of term loan (Note 6)                            30,024                  -
                                                              ---------         ----------
                                                                819,243           872,665
TERM LOAN PAYABLE (Note 6)                                      107,196               -
                                                              ---------         ----------
                                                                926,439           872,665
                                                              ---------         ----------
SHAREHOLDERS' EQUITY
SHARE CAPITAL (Note 7)                                          224,345           210,328
ADDITIONAL PAID-IN CAPITAL                                    5,185,217         1,500,537
COMMITMENT TO ISSUE PREFERRED
SHARES (Note 8)                                               3,100,000             -
DEFICIT                                                      (2,421,064)         (545,941)
                                                              ---------         ----------
                                                              6,088,498         1,164,924
                                                              ---------         ----------
                                                              7,014,937         2,037,589
                                                              =========         ==========
Approved by the Directors
                                                , Director
                                                , Director

LIGHT MANAGEMENT GROUP, INC.
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000
(with comparative figures for the year ended December 31, 1999)
(Unaudited)
                                            Three Month             Nine Month
                                            2000                      2000                      1999
                                            US$                        US$                       US$
SALES                                       550,907                  1,635,045                 1,061,572
COST OF SALES                               290,312                    886,354                   295,205
                                            --------                 ---------                 ----------
GROSS PROFIT                                260,595                    748,691                   766,367
                                            --------                 ---------                 ----------
EXPENSES
 Advertising and promotion                   15,319                     66,828                   100,151
 Amortization                                82,163                    253,785                    54,345
 Commissions                                 25,901                     58,631                        -
 Consulting                                  26,364                    270,337                   165,054
 Exchange                                    81,859                     81,859                        -
 Insurance                                   11,686                     11,686                        -
 Interest                                    (2,011)                    27,131                    40,942
 Investor relations                          39,542                     71,267                     5,451
 Management salary                          101,011                    226,510                   145,833
 Office and telephone                        15,899                     64,029                    30,721
 Professional fees                           76,417                    175,825                    51,751
 Rent and utilities                          12,066                     50,675                    59,817
 Salaries and benefits                       99,393                    287,736                   171,505
 Travel, meals and entertainment             16,808                     88,086                    38,822
 Vehicle                                      7,179                     22,168                     6,351
                                            609,596                  1,756,553                   870,743
                                          ----------                -----------              ------------
LOSS BEFORE OTHER ITEM                     (349,001)                (1,007,862)                 (104,376)
 Settlement of lawsuit (Note 9)                  -                    (851,159)                       -
                                          ----------                -----------              ------------
LOSS BEFORE INCOME TAXES                   (349,001)                (1,859,021)                 (104,376)
 Income taxes                                   435                        435                         -
                                          ----------                -----------              ------------
LOSS FOR THE PERIOD                        (349,436)                (1,859,456)                 (104,376)
                                          ==========                ===========              ============
LOSS PER COMMON SHARE                       ($0.021)                   ($0.111)                  ($0.006)
                                          ==========                ===========              ============
Weighted average common shares
outstanding                              16,878,279                 16,688,382                15,568,611
                                          ==========                ===========              ============

LIGHT MANAGEMENT GROUP, INC.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000
(with comparative figures for the year ended December 31, 1999)
(Unaudited)
                                                     Three Month            Nine Month
                                                     2000                     2000                      1999
                                                     US$                       US$                       US$
CASH FLOWS USED FOR OPERATING ACTIVITIES
Loss for the period                                  (349,436)               (1,859,456)               (104,376)
Add back items which do not involve cash
   Amortization                                        82,163                   253,785                  54,345
   Issuance of common shares for services                 -                     216,216                       -
   Issuance of common shares for litigation               -                     695,204                       -
                                                   -----------              ------------            -------------
                                                     (267,273)                 (694,251)                (50,031)
 Changes in non-cash working capital items
 Accounts receivable                                 (266,785)                 (978,779)             (1,366,038)
 Prepaid expenses                                     (12,353)                  (19,549)                (15,506)
 Accounts payable and accrued                         223,474                   (22,649)                641,171
 Loans payable                                        (20,000)                  (86,401)                 86,401
                                                   -----------              ------------            -------------
                                                     (342,937)               (1,801,629)               (704,003)
                                                   -----------              ------------            -------------
CASH FLOWS USED FOR INVESTING ACTIVITIES
 Additions to capital assets                          118,308                  (715,101)               (710,390)
 Additions to intangible assets                          -                     (746,094)                     -
                                                   -----------              ------------            -------------
                                                      118,308                (1,461,195)               (710,390)

CASH FLOWS FROM FINANCING ACTIVITIES
 Advances from related party                          128,200                 3,115,771                 145,093
 Proceeds of term loan                                 10,489                   137,220                       -
 Proceeds from issuance of share capital                 -                            -               1,269,300
                                                   -----------              ------------            -------------
                                                      138,689                 3,252,991               1,414,393

DECREASE IN CASH                                      (85,940)                   (9,833)                     -
CASH, BEGINNING OF PERIOD                              76,107                         -                      -
NET CASH FLOWS BEING BANK
 OVERDRAFT, END OF PERIOD                              (9,833)                   (9,833)                     -
                                                   ============             ============             ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
 Common shares issued for acquisitions                                        2,771,610
 Common shares issued for services                                              216,216
 Common shares issued for litigation settlement                                 695,204
 Commitment to issue preferred shares                                         3,100,000

LIGHT MANAGEMENT GROUP, INC.
INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000
(Unaudited)
                                    Common shares                      Commitment
                                    Par value $0.02                      To Issue       Additional
                                     Number                             Preferred        Paid-in
                                    of Share             Amount           Shares          Capital          Deficit           Total
Balances, December 31, 1998           7,950,000        159,000                             277,114           (441,565)       (5,451)
 Reverse split                       (5,300,000)
                                      2,650,000

 Issuance of common stock            10,527,424         51,328                                                               51,328

 Issuance of common shares for
  acquisitions                        3,000,000      1,223,423                                                            1,223,423

 Loss for the year                                                                                           (104,376)     (104,376)
Balances, December 31, 1999          16,177,424        210,328                -          1,500,537           (545,941)    1,164,924

 Issuance of common shares for
  acquisition                           550,000         11,000                           2,776,277            (15,667)    2,771,610

 Issuance of common shares for
  litigation settlement                  97,600          1,952                             693,252                          695,204

 Issuance of common shares for
  services                               53,255          1,065                             215,151                          216,216

 Comittment to issue preferred
  shares to settle related party
  debt                                3,100,000                          3,100,000

 Loss for the period                                                                                       (1,510,020)   (1,510,020)
Balances, June 30, 2000              16,878,279        224,345           3,100,000       5,185,217         (2,071,628)    6,437,934

 Loss for the period                                                                                         (349,436)     (349,436)
Balances, September 30, 2000         16,878,279        224,345           3,100,000       5,185,217         (2,421,064)    6,088,498

                                                                          Page 1
LIGHT MANAGEMENT GROUP, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited)


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

    During the nine month period ended September 30, 2000 the company incurred a loss of $1,859,456 and used cash for operating activities of $2,496,833. From inception of the business the company has incurred cumulative losses of $2,421,064.

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

LIGHT MANAGEMENT GROUP, INC.                                         Page 2 of 8
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

    (b) Translation of foreign currency transactions
          The company maintains its records in United States dollars. Transactions in foreign currencies are translated into United States dollars at exchange rates ruling at the transaction dates. Monetary items in foreign currencies at the period end are translated into United States dollars at rates of exchange at the balance sheet date. All exchange differences are recorded in the statement of operations.

    (c) Basic earnings per share
          Basic earnings per share is computed using the weighted average number of shares of common stock outstanding.

    (d) Use of estimates
          'The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period then ended. Actual results may differ from these estimates.

LIGHT MANAGEMENT GROUP, INC.                                         Page 3 of 8
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

    (f) Patents and goodwill arising on consolidation.
         'The patents and goodwill representing an amount in excess of the cost of the company's investment in its subsidiaries over the value of net tangible assets acquired is recorded at cost. The cost will be amortized using the straight line method over fifteen years.

3.  ACCOUNTS RECEIVABLE AND ECONOMIC DEPENDENCE

    'Included in the accounts receivable is the amount of $2,152,434 due from the sole distributor of the company's RGB laser projection system. The distributor has not fully paid the invoice due to manufacturing and installation delays. As the difficulties have been resolved and the company wishes to continue business with the distributor, it has extended credit on these amounts which are to paid in full no later than June 30, 2001.

LIGHT MANAGEMENT GROUP, INC.                                         Page 4 of 8
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited)

4.  CAPITAL ASSETS

                                                                    2000                            1999
                                                       Accumulated           Net                     Net
                                   Cost                Amortization        Book Value             Book Value
                                    US$                     US$               US$                    US$
    Equipment                      221,608                45,278            176,330               198,355
    Equipment under
        development              1,086,060               194,929            891,131               448,889
    Furniture and fixture           13,252                 1,742             11,510                 2,305
    Computer equipment              27,620                 5,541             22,079                 5,654
    Leasehold improveme             85,459                 6,648             78,811                   842
                                ----------            -----------       -----------            -----------
                                 1,433,999               254,138          1,179,861               656,045
                                ==========            ===========       ===========            ============

5.  INTANGIBLE ASSETS
                                                        2000             1999
                                                         US$              US$

    Goodwill and patents                               3,517,704           -
    Less: accumulated amortization                        62,500           -
                                                      ----------      --------
                                                       3,455,204           -
                                                      ==========      =========

    Goodwill of $2,500,000 arises from the consolidation of the accounts of a subsidiary company acquired by issuing 500,000 shares at a deemed price of $5.00 per share.


6.  TERM LOAN PAYABLE
                                                               2000       1999
                                                               US$         US$
    The term loan is payable by monthly principal payments
    of $2,502 (C$3,753) plus interest at prime plus 2.5      137,220         -
         Less current portion                                 30,024         -
                                                            ---------    -------
                                                             107,196         -
                                                            =========    =======
    Principal payments due in each of the next five years:

                            2001                  30,024
                            2002                  30,024
                            2003                  30,024
                            2004                   6,634

LIGHT MANAGEMENT GROUP, INC.                                         Page 5 of 8
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited)

7.  SHARE CAPITAL
                                                               2000       1999
                                                                US$        US$

    Authorized -     100,000,000 common shares with $0.02
                     par value

    Issued    -      16,878,279 common shares                  224,345   210,328
                                                             =========  ========
    Options and rights: see Note 14 - Subsequent Events


8.  COMMITMENT TO ISSUE PREFERRED SHARES

     The company intends to issue 2,766,798 non-redeemable, non-convertible, preferred shares to settle all amounts owed to a corporate shareholder. The preferred shares will carry a cumulative dividend of 6.5 percent, carry voting rights equal to 27,667,980 common shares and shall be non-dilutable.

9.  LITIGATION

     'Pursuant to a settlement agreement dated March 10, 2000 the company agreed to an amount of $851,159, including related legal costs, which is reported in the statement of operations.

10. RELATED PARTY TRANSACTIONS

    During the period the company had the following transactions with related parties:

                                                              2000        1999
                                                               US$         US$
    Corporate shareholder:
        Cash received                                       3,115,771    145,093
        Rent expense                                            4,044     59,817

    Director and Chief Executive Officer of the company:
        Management salary                                     226,510    145,833

LIGHT MANAGEMENT GROUP, INC.                                         Page 6 of 8
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited)

11. COMMITMENTS

     The company subleases its office and research and development premises from a related company and leases various computer equipment and two automobiles under operating leases. The minimum lease commitment under these operating lease agreements for the next five years are:



                              US$

                  2000                6,842
                  2001               21,665
                  2002               14,018
                  2003               10,855
                  2004               10,855

12. COMPARATIVE FIGURES

      Certain comparative figures for the year ended December 31, 1999 have been restated to conform with the current period's presentation.


13. FINANCIAL INSTRUMENTS

      'The company's financial instruments consist of cash, accounts receivable, accounts payable, loans payable, due to related parties, and a term loan. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency or credit risk arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

      'The company sells the majority of its equipment through one distributor and in Canadian dollars. The company is exposed to credit and currency risk related to these transactions.

      'The company maintains certain bank accounts, and receives advances from a shareholder in Canadian dollars. The company is exposed to currency risk related to these transactions.

LIGHT MANAGEMENT GROUP, INC.                                         Page 7 of 8
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited)

14. SUBSEQUENT EVENTS

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

15. UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

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

LIGHT MANAGEMENT GROUP, INC.                                         Page 8 of 8
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited)

16. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINC

    These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. The principles adopted in these financial statements conform in all material respects to those generally accepted in the United States except as follows:

    Under Canadian GAAP, new product development costs incurred during each period are capitalized. The accumulated amount is reported on the balance sheet. Under United States GAAP these costs are expensed in each year.

ITEM 2.           MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATION

Forward-looking information

         This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements.

         Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, the Company does not assume responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

General

         The Company specializes in the development of new applications of optical and light technologies. These technologies use sound waves to focus and direct lasers. For example, one of the Company's proprietary laser projection systems, called the RGB Laser Projection System, produces graphic images in moving three dimensional designs that are utilized to market products on large-scale billboards. This laser system possesses software features which allow images to be manipulated into almost any position, size, or scale in 256 colors. This acousto-optic laser projection system works by a raster imaging process and allows for images to be projected in three dimensional appearance, and to be active and moving across the full screen size.

Results of Operations

         The following discussion sets forth certain financial information regarding the Company's operations. Because the Company first generated revenue from its current operations in September 1999, the Company believes an analysis of results of operations for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999, would not provide a meaningful comparison. Therefore, the Company's financial statements, and the following discussion on results of operations set forth financial information as of the three (3) and nine (9) month periods ended September 30, 2000, and as of the year ended December 31, 1999. These figures are based on the consolidated operations of all of the Company's subsidiaries and should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 1999; and should further be read in conjunction with the financial statements included in this report.

         The Company generated sales of $550,907 and $1,635,045 for the three and nine month periods ended September 30, 2000, respectively. These amounts represent an increase in sales from the $1,061,572 generated for the fiscal year ended September 30, 1999. A corollary to the Company's increased sales is increased expenses, which were $609,596 for the quarter ended September 30, 2000, and $1,756,553 for the nine months ended September 30, 2000. The expenses incurred for the fiscal year ended December 31, 1999, were $870,743. These sales and expenses resulted in the Company's loss for the quarter and nine months ended September 30, 2000, of $349,436 and $1,859,456, respectfully, as compared to the loss for the year ended December 31, 1999, of $104,376.

         The Company's accounts payable and accrued decreased slightly to $618,522 as of September 30, 2000, as compared to $641,171 as of December 31, 1999. As of September 30, 2000, loans payable had been eliminated from December 31, 1999 balance of $86,401. These decreased balances reflect the Company's goal of reducing debt, especially to its vendors and contractors.

Liquidity and Capital Resources

         The Company's current assets, as of September 30, 2000, totaled $2,379,872, as compared to $1,381,544 as of December 31, 1999. Included in the current assets as of September 30, 2000 are accounts receivable of $2,344,817. The increase is due to the Company's intensified sales efforts. The bulk of this amount, $2,152,434, is due from the sole distributor of the Company's RGB laser projection system, which is to be paid in full on or before June 30, 2001.

         Capital assets increased to $1,179,861 as of September 30, 2000 compared to $656,045 as of December 31, 1999. This increase is attributable to the Company's increased focus on acquiring and developing equipment for its technologies.

         The Company's intangible assets increased materially when the Company acquired Exclusive Advertising as a subsidiary. This acquisition brought the Company intangible assets of $3,455,204, whereas as of December 31, 1999, no intangible assets were possessed. These intangible assets include goodwill of $2,500,000, which arose when the Company issued the owners of Exclusive Advertising 500,000 shares of its common stock, valued at $5.00 per share. An additional $955,204 of intangible assets derive from patents owned by the Company's other subsidiary, Laser Show Systems (UK).

         Total liabilities of $926,439 as of September 30, 2000 remained relatively flat as compared to $872,665 as of December 31, 1999.

         Shareholder's equity as of September 30, 2000, was $6,088,498, as compared to $6,437,934 as of June 30, 2000, and $1,164,924 as of December 31, 1999. These increases are largely due to issuances of shares in the quarter ended June 30, 2000 related to the Company's settlement of litigation and its acquisitions of Exclusive Advertising and Laser Show Systems (UK). Also in the quarter ended June 30, 2000, the Company agreed to settle a $3.1 million debt to a corporate shareholder in exchange for non-redeemable, non-convertible, preferred shares.


                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

         The following exhibits are attached hereto. Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


3.1      *        Articles  of  Incorporation

3.2      *        Bylaws.

27       6        Financial  Data  Schedule  for the quarter ended September 30,
                  2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be executed on its behalf by the undersigned, hereunto duly authorized.

LIGHT MANAGEMENT GROUP, INC.



/s/ Donald Iwacha
--------------------
President

Dated: November 20, 2000

                                INDEX TO EXHIBITS

         Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT           PAGE
NO.               NO.         DESCRIPTION
---               ---         -----------

3.1               *           Articles  of  Incorporation

3.2               *           Bylaws.

27                6           Financial  Data  Schedule  for  the  quarter ended
                              September 30,  2000.