Form 10QSB
period 2000-09-30
LIGHT MANAGEMENT GROUP INC
filed 2000-11-20
CIK 768152

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          Form 10-QSB

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


      3060 Mainway, Suite 301, Burlington, Ontario L7M 1A3
      (Address of Principal Executive Offices) (Zip Code)

                         (800) 465-9216
        (Issuer's Telephone Number, Including Area Code)


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

                       Table of Contents



PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . .3

     ITEM 1.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . .3


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . .4

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . .4


INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . .6


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

     The Company generated sales of $550,907 and $1,635,045 for the three and nine month periods ended September 30, 2000, respectively. These amounts represent an increase in sales from the $1,061,572 generated for the fiscal year ended September 30, 1999. A corollary to the Company's increased sales is increased expenses, which were $609,596 for the quarter ended September 30, 2000, and $1,756,553 for the nine months ended September 30, 2000. The expenses incurred for the fiscal year ended December 31, 1999, were $870,743. These sales and expenses resulted in the Company's loss for the quarter and nine months ended September 30, 2000, of $349,001 and $1,859,456, respectfully, as compared to the loss for the year ended December 31, 1999, of $104,376.

     The Company's accounts payable and accrued decreased slightly to $618,522 as of September 30, 2000, as compared to $641,171 as of December 31, 1999. As of September 30, 2000, loans payable had been eliminated from December 31, 1999 balance of $86,401. These decreased balances reflect the Company's goal of reducing debt, especially to its vendors and contractors.

Liquidity and Capital Resources

     The Company's current assets, as of September 30, 2000, totaled $2,379,872, as compared to $1,381,544 as of December 31, 1999.
Included in the current assets as of September 30, 2000 are accounts receivable of $2,344,817. The increase is due to the Company's intensified sales efforts. The bulk of this amount, $2,152,434, is due from the sole distributor. As a result of a since resolved dispute between the Company and this distributor, the credit has been extended on this balance which is to be paid in full on or before June 30, 2001.

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

3.1  *    Articles  of  Incorporation

3.2  *    Bylaws.

27   ?    Financial Data Schedule for the quarter ended September 30, 2000.


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


EXHIBIT   PAGE
NO.       NO.   DESCRIPTION

3.1       *     Articles  of  Incorporation

3.2       *     Bylaws.

27        ?     Financial Data Schedule for the quarter ended September 30,
		2000.

               Exhibit 27
                Financial Data Schedule