Form 10QSB/A
period 2000-09-30
LIGHT MANAGEMENT GROUP INC
filed 2000-12-11
CIK 768152

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

                           YES      X                         NO

         On September 30, 2000, the number of shares outstanding of the issuer's Common Stock, $0.0001 par value (the only class of voting stock), was 16,878,279.

                                Table of Contents



PART I - FINANCIAL INFORMATION.................................................1
                                                                               -

         ITEM 1.           FINANCIAL STATEMENTS................................1
                                                                               -

         ITEM 2.           MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF
                           OPERATION...........................................2
                                                                               -


PART II - OTHER INFORMATION....................................................4
                                                                               -

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K....................4
                                                                               -


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

LIGHT MANAGEMENT GROUP, INC.
INTERIM CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2000
(with comparative figures at December 31, 1999)
(Unaudited)

ASSETS                                           2000              1999
                                                 US$               US$
CURRENT ASSETS
 Accounts receivable (Note 3)                    2,344,817         1,366,038
 Prepaid expenses                                   35,055            15,506
                                                 2,379,872         1,381,544
CAPITAL ASSETS (Note 4)                          1,179,861           656,045
INTANGIBLE ASSETS (Note 5)                       3,455,204             -
                                                 7,014,937         2,037,589
LIABILITIES
CURRENT LIABILITIES
Bank overdraft                                       9,833             -
Accounts payable and accrued                       618,522           641,171
Loans payable                                        -                86,401
Due to related parties                             160,864           145,093
Current portion of term loan (Note 6)               30,024                -
                                                   819,243           872,665
TERM LOAN PAYABLE (Note 6)                         107,196               -
                                                   926,439           872,665
SHAREHOLDERS' EQUITY
SHARE CAPITAL (Note 7)                               1,688             1,618
ADDITIONAL PAID-IN CAPITAL                       5,407,874         1,709,247
COMMITMENT TO ISSUE PREFERRED
SHARES (Note 8)                                  3,100,000             -
DEFICIT                                         (2,421,064)         (545,941)
                                                 6,088,498         1,164,924
                                                 7,014,937         2,037,589


LIGHT MANAGEMENT GROUP, INC.
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000
(with comparative figures for the year ended December 31, 1999)
(Unaudited)

                                            Three Month                Nine Month
                                            2000                       2000                      1999
                                            US$                        US$                       US$

SALES                                       550,907                    1,635,045               1,061,572
COST OF SALES                               290,312                    886,354                   295,205
GROSS PROFIT                                260,595                    748,691                   766,367

EXPENSES
 Advertising and promotion                  15,319                      66,828                  100,151
 Amortization                               82,163                     253,785                   54,345
 Commissions                                25,901                      58,631                        -
 Consulting                                 26,364                     270,337                  165,054
 Exchange                                   81,859                      81,859                        -
 Insurance                                  11,686                      11,686                        -
 Interest                                   (2,011)                     27,131                   40,942
 Investor relations                         39,542                      71,267                    5,451
 Management salary                         101,011                     226,510                  145,833
 Office and telephone                       15,899                      64,029                   30,721
 Professional fees                          76,417                     175,825                   51,751
 Rent and utilities                         12,066                      50,675                   59,817
 Salaries and benefits                      99,393                     287,736                  171,505
 Travel, meals and entertainment            16,808                      88,086                   38,822
 Vehicle                                     7,179                      22,168                    6,351
                                           609,596                   1,756,553                  870,743
LOSS BEFORE OTHER ITEM                    (349,001)                 (1,007,862)                (104,376)
 Settlement of lawsuit (Note 9)                  -                    (851,159)                       -
LOSS BEFORE INCOME TAXES                  (349,001)                 (1,859,021)                (104,376)
 Income taxes                                  435                         435                        -
LOSS FOR THE PERIOD                       (349,436)                 (1,859,456)                (104,376)

LOSS PER COMMON SHARE                      ($0.021)                    ($0.111)                 ($0.006)

Weighted average common shares
outstanding                              16,878,279                 16,688,382               15,568,611


LIGHT MANAGEMENT GROUP, INC.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000
(with comparative figures for the year ended December 31, 1999)
(Unaudited)

                                                     Three Month                Nine Month
                                                       2000                       2000                   1999
                                                        US$                        US$                    US$

CASH FLOWS USED FOR OPERATING ACTIVITIES
Loss for the period                                  (349,436)               (1,859,456)               (104,376)
Add back items which do not involve cash
   Amortization                                        82,163                   253,785                  54,345
   Issuance of common shares for services                 -                     216,216                       -
   Issuance of common shares for litigation               -                     695,204                       -
                                                     (267,273)                 (694,251)                 (50,031)
 Changes in non-cash working capital items
 Accounts receivable                                 (266,785)                 (978,779)              (1,366,038)
 Prepaid expenses                                     (12,353)                  (19,549)                 (15,506)
 Accounts payable and accrued                         223,474                   (22,649)                 641,171
 Loans payable                                        (20,000)                  (86,401)                  86,401
                                                     (342,937)               (1,801,629)                (704,003)

CASH FLOWS USED FOR INVESTING ACTIVITIES
 Additions to capital assets                          118,308                  (715,101)                (710,390)
 Additions to intangible assets                          -                     (746,094)                     -
                                                      118,308                (1,461,195)                (710,390)

CASH FLOWS FROM FINANCING ACTIVITIES
 Advances from related party                          128,200                 3,115,771                  145,093
 Proceeds of term loan                                 10,489                   137,220                        -
 Proceeds from issuance of share capital                  -                           -                1,269,300
                                                      138,689                 3,252,991                1,414,393
DECREASE IN CASH                                      (85,940)                   (9,833)                       -
CASH, BEGINNING OF PERIOD                              76,107                         -                        -
NET CASH FLOWS BEING BANK
 OVERDRAFT, END OF PERIOD                              (9,833)                   (9,833)                       -

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
 Common shares issued for acquisitions                                        2,771,610
 Common shares issued for services                                              216,216
 Common shares issued for litigation settlement                                 695,204
 Commitment to issue preferred shares                                         3,100,000


LIGHT MANAGEMENT GROUP, INC.
INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000
(Unaudited)

                                    Common shares                      Commitment
                                    Par value $0.0001                  To Issue         Additional
                                    Number                             Preferred        Paid-in
                                    of Share         Amount            Shares           Capital           Deficit          Total


Balances, December 31, 1998          7,950,000        1,223                             434,891          (441,565)         (5,451)
 Reverse split                      (5,300,000)
                                     2,650,000

 Issuance of common stock           10,527,424          395                              50,933                            51,328

 Issuance of common shares for
  acquisitions                       3,000,000                                        1,223,423                         1,223,423

Loss for the year                                                                                        (104,376)       (104,376)
                                  --------------------------------------------------------------------------------------------------
Balances, December 31, 1999         16,177,424        1,618                  -        1,709,247          (545,941)      1,164,924

 Issuance of common shares for
  acquisition                          550,000           55                           2,787,222           (15,667)      2,771,610

 Issuance of common shares for
  litigation settlement                 97,600           10                             695,194                           695,204

 Issuance of common shares for
  services                              53,255            5                             216,211                           216,216

 Comittment to issue preferred shares
  to settle related party debt                                         3,100,000                        3,100,000

 Loss for the period                                                                 (1,510,020)       (1,510,020)
                                ----------------------------------------------------------------------------------------------------
Balances, June 30, 2000             16,878,279        1,688            3,100,000      5,407,874        (2,071,628)      6,437,934

 Loss for the period                                                                                     (349,436)       (349,436)
                                ----------------------------------------------------------------------------------------------------
Balances, September 30, 2000        16,878,279        1,688            3,100,000      5,407,874        (2,421,064)      6,088,498
                                    ================================================================================================


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

    (b) Translation of foreign currency transactions

          'The company maintains its records in United States dollars. Transactions in foreign currencies are translated into United States dollars at exchange rates ruling at the transaction dates. Monetary items in foreign currencies at the period end are translated into United States dollars at rates of exchange at the balance sheet date. All exchange differences are recorded in the statement of operations.

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

LIGHT MANAGEMENT GROUP, INC.                                         Page 4 of 8
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited)



4.  CAPITAL ASSETS

                                                        2000                             1999
                                                     Accumulated            Net                   Net
                                    Cost            Amortization        Book Value             Book Value
                                    US$                 US$                  US$                  US$
    Equipment                      221,608            45,278               176,330               198,355
    Equipment under
        development              1,086,060           194,929               891,131               448,889
    Furniture and fixtu             13,252             1,742                11,510                 2,305
    Computer equipment              27,620             5,541                22,079                 5,654
    Leasehold improveme             85,459             6,648                78,811                   842
                                 1,433,999           254,138             1,179,861               656,045

5.  INTANGIBLE ASSETS
                                                    2000             1999
                                                     US$              US$

    Goodwill and patents                          3,517,704            -
    Less: accumulated amortization                   62,500            -
                                                  3,455,204            -

    Goodwill of $2,500,000 arises from the consolidation of the accounts of a subsidiary company acquired by issuing 500,000 shares at a deemed price of $5.00 per share.


6.  TERM LOAN PAYABLE
                                                              2000        1999
                                                               US$         US$
    The term loan is payable by monthly principal payments   137,220        -
    of $2,502 (C$3,753) plus interest at prime plus 2.5       30,024        -
         Less current portion                                107,196        -

    Principal payments due in each of the next five years:

                               2001                  30,024
                               2002                  30,024
                               2003                  30,024
                               2004                   6,634

LIGHT MANAGEMENT GROUP, INC.                                         Page 5 of 8
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited)

7.  SHARE CAPITAL
                                                              2000      1999
                                                               US$       US$

    Authorized -  100,000,000 common shares
       with $0.0001 par value

    Issued     -   16,878,279 common shares                   1,688     1,618

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

General

         The Company specializes in the development of new applications of optical and light technologies. These technologies use sound waves to focus and direct lasers. For example, one of the Company's proprietary laser projection systems, called the RGB Laser Projection System, produces graphic images in moving three dimensional designs that are utilized to market products on large-scale billboards. This laser system possesses software features which allow images to be manipulated into almost any position, size, or scale in 256 colors. This acousto- optic laser projection system works by a raster imaging process and allows for images to be projected in three dimensional appearance, and to be active and moving across the full screen size.

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

LIGHT MANAGEMENT GROUP, INC.

/s/ Donald Iwacha
------------------------
President

Dated: December 11, 2000

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