Form 10KSB
period 2000-12-31
LIGHT MANAGEMENT GROUP INC
filed 2001-04-24
CIK 768152

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 Form 10-KSB
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000.

[ ]   Transition report under Section 13 or 15(d) of the Securities Exchange Act
      of 1934 For the transition period from       to

Commission file number:   002-97360-A

                         Light Management Group, Inc.
                         ----------------------------
                (Name of small business issuer in its charter)

      Nevada                                          592091510
      ------                                          ---------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

      3060 Mainway Drive, Suite 301, Burlington, Ontario, Canada L7M 1A3
      ------------------------------------------------------------------
                  (Address of principal executive offices)      (Zip Code)

                                (905) 319-1111
                                --------------
                Issuer's telephone number, including area code

Securities registered under Section 12(b) of the Act:  None
                                                       -----

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value
-------------------------
(Title of class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X   No

   Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB[ ]

   Issuer's revenues for the fiscal year ended December 31, 2000, was $771,630.

   Aggregate market value of voting stock held by non-affiliates of the issuer as of December 31, 2000 was $18,825,855.15.

   Number of shares of common stock, $0.0001 par value, outstanding on December 31, 2000, was 20,586,310.

                              TABLE OF CONTENTS

Item I.  Description of Business.............................................1
                                                                             -

Item 2.     Description of Property..........................................3
                                                                             -

Item 3.  Legal Proceedings...................................................4
                                                                             -

Item 4.  Submission of Matters to a Vote of Security Holders.................4
                                                                             -

Item 5.  Market for Common Equity and Related Stockholder Matters............4
                                                                             -

Item 6.  Management's Discussion and Analysis or Plan of Operation...........5
                                                                             -

Item 7.  Financial Statements................................................8
                                                                             -

Item 8.  Changes In and Disagreements with Accountants on Accounting and
Financial Disclosure..........................................................9
                                                                             -

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act..........9
                                                                             -

Item 10. Executive Compensation.............................................10
                                                                            --

Item 11. Security Ownership of Certain Beneficial Owners and Management.....12
                                                                            --

Item 12. Certain Relationships and Related Transactions.....................13
                                                                            --

Item 13. Exhibits and Reports on Form 8.....................................13
                                                                            --

INDEX TO EXHIBITS...........................................................15
                                                                            --

                                    PART I

Item I.  Description of Business

Overview

Light Management Group, Inc. ("LMG" or the "Company") was organized under the laws of the State of Nevada on April 20, 1998 under the name Triton Acquisition Corporation ("Triton"). Triton officially changed its name to Light Management Group, Inc. on February 23, 2000.

LMG, through wholly owned subsidiaries, develops new applications for optical and light technologies. LMG offers products based on its proprietary acousto-optic deflection and related non-diode laser, photonics and optic technologies. These technologies are used in the fiber optic communications, biomedical, out-of-home advertising, industrial and aerospace markets. LMG's research and development provides ideation, patenting and development of new products.

LMG is pursuing strategic partnerships, license agreements and acquisitions to optimize, integrate and develop new applications for its laser technology in major urban markets. Five areas have been identified for application development: visual media (including outdoor advertising); digital communications; industrial equipment; aerospace; and bio-medical.

LMG focuses on three business strategies: increasing research through joint ventures and through increasing the number of contracts established with corporate partners; establishing market position by patenting the full range of our products and designs; and establishing market leadership by acquiring strategic, forward-looking partners. LMG's growth has thus far been effected through mergers and acquisitions of technology companies which complement LMG's acousto-optic management and laser technologies.

The several subsidiaries create synergies by which LMG hopes to increase sales and utilize the advertising of its new laser technology which is marketed towards the advertising industry. LMG's subsidiaries give it the ability to increase its capabilities in technology, advertising, European operations and research and development.

   Industry - Non-diode lasers

LMG's lasers are non-diode lasers, which include large, conventional gas lasers used in industry and science. Newer Diode Pumped Solid State (DPSS) lasers are smaller non-diode lasers that are an alternative to the conventional gas lasers. These former lasers are in contrast to the diode lasers which currently dominant the fiber optic industry.

LMG obtained information from Laser Focus World's 2001 Annual Review and Forecast of the Laser Marketplace, which states that after a flat non-diode laser market between 1998 and 1999, the market increased by 26% in 2000, which is expected to increase 13% in 2001, reaching $2.5 billion in sales. Significant market segments for non-diode lasers include, bar-code scanning, telecommunications, optical storage, sensing, entertainment, image recording, instrumentation, basic research, medical and therapeutic, and materials processing.

   Technology

On May 18, 1999, LMG acquired as a wholly owned subsidiary, Laser Show Systems (Canada), LTD ("Laser"), a Canadian corporation. Laser was incorporated in Ontario, Canada, in September 1998. Laser's primary activity has been directed toward using a patented technique to acoustically manage light. Laser sells and markets this system of light projections that emanate graphics in a colorful and attractive design that is utilized as a marketing technique.

Laser began operations on August 1, 1997 and seeks to provide leading edge laser products, utilizing the best technologies from around the world.

Laser provides installation, service and creative graphics services for systems of light projections in a colorful and attractive design that is utilized as a marketing technique. With up to 1024 points per object, Laser's RGB Laser-Projection System ("RGB-LPS") can display objects with 256 different colors from a palette of 16.7 million colors. Each palette can be changed continuously to get smooth color changes, fades, color cycling, etc. The acousto-optic laser projection system works by a raster imaging process and allows for the projected images to be three-dimensional in appearance and to be active over the full screen size without "ghosting" or trailing of the laser image. Software features allow objects to be positioned, rotated, sized, scaled, and distorted. It can also map objects onto surfaces (i.e., a logo can be put on a waving flag). The software and laser allows the appearance of animated text to fly through the air and/or flying over a landscape. The applications for this product are numerous, including entertainment packages, display of logos, and advertising.

LMG sees the market for its RGB-LPS as outdoor advertising companies, property management companies, and specialty properties such as resorts and entertainment centers. The property management companies own and manage properties such as retail malls, large commercial buildings with retail components, and specialty sites. Laser will either sell the RGB-LPS units or market them on a lease/revenue sharing arrangement with the above clients through its own sales group or associated agent companies. While LSSI's (Russia) RGB-LPS patent is only valid in Russia, LMG currently has multiple patents pending in the United States and intends to secure world wide patents on its technology.

Three patents were filed during the year 2000 with the United States Patent and Trademark Office. These patents relate to the following products: (1) an Acousto-Optical Switch for Fiber Optic Lines as part of an all optical fiber communication network; (2) an Information Compressor for Fiber Optic Lines, which is an invention that relates to wavelength division multiplexing in fiber optic systems; and (3) a Fiber Optic Display Screen, which is capable of displaying still and moving video images, particularly a graphic image in an array of pixels generated by the RGB-LPS.

   Advertising

Through LMG's wholly owned subsidiary, Exclusive Advertising, Inc. ("Exclusive"), LMG holds the exclusive contract to sell advertising space on Toronto's GO Transit system which services the Greater Toronto Area and carries more than 40,000,000 commuters every year. Exclusive's primary and sole activity has been the marketing of advertising space on Toronto's GO Transit system, but it intends to expand both its geographic area and scope of target advertisers.

   European Operations

LMG is committed to providing ideation, new product development and to acquiring the equipment and patent rights owned by other companies, which is why it acquired Laser Show Systems Investments, Ltd. (United Kingdom) ("Laser UK"), and incorporated LSSI (Russia) as a 99% owned subsidiary. Laser UK's primary activity is contracting its laser equipment to advertisers and companies in the entertainment field in Europe.

Laser UK allows LMG to contract with companies to provide the display of advertisements as well as the production of laser shows throughout Europe, and it secures contracts for product manufacturing in Europe. LSSI (Russia) is 99% owned by the Company. LSSI (Russia) allows LMG to conduct operations in Russia and has been inactive to date.

   Research and Development

On January 14, 2000, the Company acquired all of the common stock of 1028177 Ontario, Ltd., d/b/a Light Research and Development ("LRD"). LRD is the research entity through which the Company conducts its research and development of new optic, laser and related technologies. LRD is operated by a world-class research team, led by Dr. Donald Iwacha, Ph.D. and Dr. Arkadi Rozenchtein, Ph.D., and Dr. Gennadii Ivtsenkov. In addition to the development of new ideas and concepts, through LRD, the Company will focus on developing new applications using LMG's acousto-optic technology in five key areas: digital communications; visual media (e.g., outdoor advertising); industrial equipment; aerospace; and bio-medical. LRD intends to build product prototypes and commercially viable working models which it expects to develop into new leading technologies and products.

Item 2.  Description of Property

LMG does not own any real estate. It currently leases all facilities, other than home offices for sales representatives, and maintains Canadian offices in Burlington, Ontario and Vancouver, British Columbia. LMG's executive offices are located in Burlington, Ontario, Canada, and it has recently leased space in Atlanta, Georgia.

LMG has a month to month lease with Omega Holdings, Bahamas, Ltd., which is a significant shareholder of LMG, for its Canadian office. LMG has also recently leased 4,321 square feet of space in a suburb of Atlanta, Georgia at 5300 Oakbrook Parkway, Norcross, Georgia 30093 from AP Southeast Portfolio Partners, LP, a Delaware limited partnership d/b/a Highwoods Properties. The term of the lease is March 1, 2001 through February 28, 2006.

In management's opinion, these leased properties are adequately covered by insurance. As the properties are leased, insurance coverage is on contents and liability.

Item 3.  Legal Proceedings

No material legal proceedings are pending to which LMG or any of its property is subject, and, to the knowledge of LMG, there are no other proceedings threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were voted on during the fourth quarter of the Company's fiscal year.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

LMG's Articles of Incorporation authorize the issuance of 100,000,000 shares of Common Stock, with a par value of $0.0001. As of April 10, 2001, the number of shares issued and outstanding of LMG's Common Stock, $0.0001 par value (the only class of voting stock), is 20,016,272 (the "Common Stock") held of record by approximately 753 stockholders. No other securities convertible into are currently issued or outstanding.

LMG's Common Stock is currently trading on the NASD OTC-BB under the symbol "LMGR". The high and low closing trading prices for its common stock for each fiscal quarter since January 1, 1999, are listed in the following table. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.



   Fiscal Quarter       High Closing Price     Low Closing Price
---------------------  --------------------- ---------------------


  1st Quarter 1999             $.01                  $.01
---------------------  --------------------- ---------------------


  2nd Quarter 1999             $8.25                 $.01
---------------------  --------------------- ---------------------


  3rd Quarter 1999             $1.56                 $1.00
---------------------  --------------------- ---------------------


  4th Quarter 1999             $4.25                $0.125
---------------------  --------------------- ---------------------


  1st Quarter 2000            $16.31                 $1.75
---------------------  --------------------- ---------------------


  2nd Quarter 2000            $7.187                $2.687
---------------------  --------------------- ---------------------

  3rd Quarter 2000             $4.00                $2.218
---------------------  --------------------- ---------------------

  4th Quarter 2000             $3.75                $0.875
---------------------  --------------------- ---------------------

On April 16, 2001, LMG's common stock closing trade price was $1.55 per share.

Dividends

LMG has not declared any cash dividends on its Common Stock for the last three years and does not anticipate paying any dividends on its Common Stock in the foreseeable future. The payment of dividends on the Common Stock is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. LMG intends to fully honor its future obligation to pay dividends on any shares of Common Stock issued pursuant to this Offering.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

The Following Discussion And Analysis Should Be Read In Conjunction With The Financial Statements and Notes Thereto Appearing Elsewhere Herein. Except For Historical Information Contained Herein, Certain Statements Herein Are Forward-Looking Statements That Are Made Pursuant To The Safe Harbor Provisions Of The Private Securities Litigation Reform Act of 1995. For This Purpose, Any Statements Contained Herein That Are Not Statements of Historical Fact May Be Deemed To Be Forward-Looking Statements. These Statements Relate to Future Events Or To Our Future Financial Performance. In Some Cases, You Can Identify Forward-Looking Statements By Terminology Such As "May," "Will," "Should," "Expects," "Plans," "Anticipates," "Believes," "Estimates," "Predicts," "Potential," Or "Continue" Or The Negative Of Such Terms Or Other Comparable Terminology. These Statements Are Only Predictions. Actual Events Or Results May Differ Materially. There Are A Number of Factors That Could Cause The Company's Actual Results To Differ Materially From Those Indicated By Such Forward-Looking Statements.

This Discussion Contains Forward-Looking Statements Which Involves The Acquisition of Technology, And The Company's Financial Position, Business Strategy and Other Plans And Objectives For Future Operations. Although The Company Believes That These Expectations Are Reasonable, There Can Be No Assurance That The Actual Results Or Developments Anticipated By The Company Will Be Realized Or, Even If Substantially Realized, That They Will Have The Expected Effects On Its Business Or Operations. Moreover, The Company Does Not Assume Responsibility For The Accuracy And Completeness of Such Statements. The Company Is Under No Duty To Update Any Of The Forward-Looking Statements After The Date Of This Report To Conform Such Statements To Actual Results.

General

We have experienced solid growth in the scope of our operations, our technology and our revenues since we became focused in the non-diode laser and acousto-optic industry in May 1999. Much of our growth has been effected through mergers and acquisitions, as our operations are now conducted through five subsidiaries, three of which were acquired externally. We expect to continue to grow internally, as our technological products become more well known and are sold in increasing quantities, and externally, as we seek to effect other acquisitions.

Acquisition of Raw Materials

Our current goal is to expand our product sales. For this to occur, we must have the raw materials our products require. These raw materials include laser and switch products and technologies. We are considering raising capital in either a private or public offering to provide for the purchase of these raw materials.

Results of Operations

1999 Accounting Adjustments

In connection with the completion of the 2000 audit, the Company identified various adjustments as follows: expenses paid for by a related company; an increase in accrued liabilities; and a change in depreciation because of a reclassification of fixed assets to inventory. As a result, the Company recorded adjustments decreasing sales by $23,356, increasing selling, general and administrative expenses for $1,748,147, decreasing depreciation expense by $50,571 and increasing other expense by $18,156. Additionally, the Company's stockholders' equity decreased by $1,739,088 as a result of these adjustments.

A complete discussion of the adjustments and the effects of this adjustment upon our fiscal 1999 financial statements is contained in the Notes to our audited financial statements.

Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

The following discussion sets forth certain financial information regarding our operations. Our financial statements, and the following discussion on results of operations, set forth financial information as of the year ended December 31, 2000, and as of the year ended December 31, 1999.

The Company had sales revenues of $1,038,216 for its fiscal year ended December 31, 1999 as compared to $711,630 for the year ended December 31, 2000. This decrease in revenues is believed by the Company to be the result of a economic slowdown and represents a decrease in revenue from the Company's sole source of revenue for 1999, which was offset by revenue generated from operations of Exclusive Advertising, which was acquired in March 2000. We expect to experience greater revenues in 2001 because Exclusive Advertising has already rebounded from the economic cooling of 2000.

The expenses incurred by the Company for its fiscal year ended December 31, 1999 were $2,706,494 compared to $7,574,445 for the year ended December 31, 2000. These increased expenses include $4,394,413 in non-cash compensation, which include a charge of $2,128,000 constituting the excess of market price over the exercise price of options granted to a member of LMG's management as well a charge for consulting fees of $1,804,001, which relate to certain consulting services which are not expected to be incurred in the future. These increased expenses, most of which LMG believes are non-recurring, as compared to LMG's revenues, resulted in a net loss for the fiscal year ended December 31, 2000, of $7,590,405, as compared to a loss of $1,843,464 for the year ended December 31, 1999.

Our total assets increased materially from $2,088,160 as of December 31, 1999 to $5,534,401 as of December 31, 2000. This increase is largely due to the Company's Capital Assets increasing to $3,627,898 as of December 31, 2000 as compared to $66,616 as of December 31, 1999. The increase in Capital Assets results from the Company's acquisition of Patents valued at $841,585 and Goodwill in connection with the Company's acquisition of Exclusive Advertising valued at $2,500,000. These acquisitions reflect our increased focus on acquiring and developing equipment for our technologies.

As of December 31, 2000, the Company had total liabilities of $3,692,076, net of a discount on related parties loans of $1,439,596, which represents an increase from the December 31, 1999 balance of $2,662,324. The bulk of the total liabilities as of December 31, 2000, or $3.2 million, was resolved in March 2001 through the issuance of the Company's preferred stock.

Current Liquidity and Capital Resources

Our current assets, as of December 31, 2000, are $1,906,503 as compared to $2,021,544 as of December 31, 1999. The bulk of this amount is in inventory and accounts receivable of $685,733. We expect our current asset balance to increase during 2001 in conjunction with our expected increase in sales revenue.

Our accounts payable decreased to $236,978 and accrued expenses decreased slightly to $191,730 as of December 31, 2000, as compared to $610,509 and $202,165, respectively, as of December 31, 1999. Loans payable increased to $55,523 as of December 31, 2000, whereas no such balance existed as of December 31, 1999.

Shareholder's equity as of December 31, 2000, was $1,842,325, as compared to a deficiency of $574,164 as of December 31, 1999. These increases are largely due to issuances of shares in the year 2000 related to our acquisition of Exclusive Advertising and Laser Show Systems (UK).

Going Concern

We have relied upon our principal shareholder and chief executive officer for our capital requirements and liquidity. This lack of liquidity, our net losses for the years ended December 31, 2000 and 1999, and our working capital deficiency of approximately $1,700,000 at December 31, 2000, resulted in the Company receiving a going concern opinion from its auditors for the year ended December 31, 2000. Management plans to address these matters by eliminating existing debt, as discussed below, raising additional capital through future issuance of equity and continuing its focus on increasing the Company's sales revenues and operations.

Conversion Of Related Party Debt

In March 2001, the Company settled $3,200,000 of its loans payable to a company, in which the Company's principal shareholder and Chief Executive Officer is also a shareholder, by issuing 2,766,798 shares of Series A Preferred Stock. Each share of preferred stock is convertible into one share of common stock at any time by the holder.

Item 7.  Financial Statements

Audited financial statements are found herein on page F-1.

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
Light Management Group, Inc.


We have audited the accompanying consolidated balance sheet of Light Management Group, Inc and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Light Management Group, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(a) to the financial statements, the Company has incurred net losses of approximately $7,600,000 and $1,843,000 for the years ended December 31, 2000 and 1999, respectively. Additionally, the Company had a working capital deficiency of approximately $1,700,000 at December 31, 2000, which creates substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 1(a) to the financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                           /s/ Feldman Sherb & Co., P.C.
                           Feldman Sherb & Co., P.C.
                           Certified Public Accountants

New York, New York
April 12, 2001

                         INDEPENDENT AUDITOR'S REPORT



Board of Directors
Light Management Group, Inc.


I have audited the accompanying consolidated balance sheet of Light Management Group, Inc and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on our audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Light Management Group, Inc. and subsidiaries as of December 31, 1999, and the results of their operations, and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 1999 have been restated (see note 3).



                           /s/ James E. Slayton
                           James E. Slayton, CPA



March 16, 2000,
(except for note 3, as of April 12, 2001)

                          LIGHT MANAGEMENT GROUP, INC
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2000



                              ASSETS

CURRENT ASSETS:
        Cash                                                       $     55,236
        Accounts receivable ( net of allowance of $2,000)               685,733
        Inventory                                                       974,508
        Prepaid expenses and other current assets                       191,026
                                                                     ----------

          TOTAL CURRENT ASSETS                                        1,906,503

PROPERTY AND EQUIPMENT - net of accumulated depreciation                298,309

GOODWILL - net                                                        2,488,004

PATENTS - net                                                           841,585

                                                                     ----------
TOTAL ASSETS                                                       $  5,534,401
                                                                     ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                           $    236,978
        Accrued expenses                                                191,730
        Note payable - bank                                              30,172
        Loans payable - officers                                         55,523
        Due to related parties (net of discount of $1,439,596)        3,087,154
                                                                     ----------

          TOTAL CURRENT LIABILITIES                                   3,601,557

        Note payable - bank (net of current portion)                     90,519
                                                                     ----------

          TOTAL LIABILITIES                                           3,692,076
                                                                     ----------

STOCKHOLDERS' EQUITY
        Preferred Stock - $.0001 par value, 10,000,000 authorized shares - non-issued Common stock - $.0001 par value, 100,000,000
          authorized shares, 20,586,310  shares issued and outstanding    2,059
        Additional paid in capital                                   12,476,067
        Deferred compensation                                         (721,074)
        Accumulated deficit                                          (9,875,434)
        Accumulated other comprehensive loss                           (39,293)
                                                                     ----------

          TOTAL STOCKHOLDERS' EQUITY                                  1,842,325
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  5,534,401
                                                                     ==========



                See notes to consolidated financial statements

                          LIGHT MANAGEMENT GROUP, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Years Ended
                                                  December 31,    December 31,
                                                      2000            1999
                                                         (Restated - see note 3)

SALES                                            $      711,630       1,038,216

COST OF SALES                                           560,398         112,314
                                                 --------------  --------------

GROSS PROFIT                                            151,232         925,902
                                                 --------------  --------------

EXPENSES
   Selling, general and administrative expenses
(exclusive of $4,394,413 for 2000 reported below      1,888,894      2,606,343
   as non-cash salaries and services)
   Purchased Research and Development                   630,000               -
   Litigation settlement                                390,384               -
   Non-cash salaries and services                     4,394,413               -
   Depreciation and amortization                        270,754         100,151
                                                 --------------  --------------

TOTAL OPERATING EXPENSES                              7,574,445       2,706,494
                                                 --------------  --------------

LOSS FROM OPERATIONS                                (7,423,213)     (1,780,592)

INTEREST EXPENSE                                        167,192          62,872
                                                 --------------  --------------

NET LOSS                                         $  (7,590,405)    (1,843,464)
                                                 --------------  --------------

NET LOSS PER SHARE - BASIC AND DILUTED           $       (0.39)   $       (0.12)
                                                 ==============  ==============

Weighted Average Shares Used in Computation -
 Basic and diluted                                  19,605,250      15,568,611
                                                 ==============  ==============


















                See notes to consolidated financial statements




                           LIGHT MANAGEMENT GROUP, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         December 31,   December 31,
                                                                             2000           1999
                                                                         -----------    -------------
                                                                               (Restated - see note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss $ (7,590,$05)(1,843,464) Adjustments to reconcile net loss to net cash used in operating activities:
             Depreciation and amortization                                    270,754         3,774

             Stock issued for salaries                                     1,008,924              -

             Stock issued for legal services                                  237,008             -

             Stock issued for consulting services                          1,020,481              -

             Acquisition of research and development with stock               630,000             -

             Options granted: excess of market price over exercise price   2,128,000              -

             Expenses paid by related company                                     -       1,600,000


           Changes in assets and liabilities (net of effect of acquisitions):
             Decrease (Increase) in accounts receivable                     680,305      (1,366,038)

             Increase in inventory                                         (334,508)      1,085,000
             Decrease (Increase) in prepaid and other current assets        743,086         (15,506)
             (Decrease) Increase in accounts payable                       (373,531)        (77,552)
             (Decrease) Increase in accrued expenses                       (401,852)        278,205
                                                                         -----------  -------------
NET CASH USED IN OPERATING ACTIVITIES                                    (1,981,738)      (335,581)
                                                                         -----------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of property, plant and equipment                       (263,480)       (70,390)
           Purchase of  patent                                             (700,000)           -
                                                                         -----------  -------------
NET CASH USED IN INVESTING ACTIVITIES                                      (963,480)       (70,390)
                                                                         -----------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Repayment of note payable - bank                                 (22,630)            -
           Proceeds from loans payable                                           -          85,401

           Proceeds from loans payable - related parties                  2,649,276        269,242

           Proceeds on exercise of stock options                            373,808             -

           Sale of common stock                                                  -          51,328
                                                                          -----------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 3,000,454        405,971
                                                                          -----------  -------------

NET INCREASE  IN CASH                                                        55,236            -


CASH - Beginning of year                                                         -             -
                                                                          -----------  -------------

CASH  - End of year                                                      $    55,236           -
                                                                          ===========  =============

SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:

Cash paid for interest                                                   $    17,190        40,942
                                                                           ===========  =============

Cash paid for taxes                                                      $        -          -
                                                                           ===========  =============

NON-CASH FINANCING AND INVESTING ACTIVITIES:

 Shared issued for acquisition of Canada                                 $             $  1,223,423
                                                                           ===========  =============

 Shares issued for acquisition of LSS UK                                 $     646,424             -

                                                                            ===========  =============

 Shares issued for acquisition of Exclusive Advertising, Inc.            $   2,500,000              -

                                                                            ===========  =============

 Stock rights issued to Omega Financial Corp. for loan to Company $          1,439,596             -

                                                                            ===========  =============
                      See notes to consolidated financial statements




                               LIGHT MANAGEMENT GROUP, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                  Additional             Other                     Total             Total
                              Common     Stock    Paid in   Deferred     Comprehensive Accumulated Stockholders'     Comprehensive
                              Shares     Amount   Capital   Compensation Loss          Deficit     Equity (Deficit)  Loss
Balance, December 31, 1998    7,950,000   795     435,349        -           -         (441,565)      (5,421)            -

Reverse split - May 1999      (5,300,000) (530)         -        -           -             -           (530)             -

Issuance of Common Stock      11,446,672  1,145   50,183         -           -             -           51,328            -

Stock issued for acquisition of Laser
   Show Sytems Canada         3,000,000   300    1,223,123       -           -             -          1,223,423           -

Net loss                          -         -         -          -           -         (1,843,464)   (1,843,464)          -

Balance, December 31, 1999    17,096,672  1,710  1,708,655       -           -         (2,285,029)     (574,664)          -
(Restated - see note 3)

Signing bonuses given to officers and
   employees                  383,000      38    1,008,886       -           -                 -       1,008,924          -

Shares issued for acquisition of research
and development from 1028177 Ontario
Limited                       360,000      36     629,964        -           -                 -         630,000           -

Shares issued for acquisition
of LSS UK                     897,600      90     646,334        -           -                 -         646,424           -

Shares issued for consulting
services                      755,000      76    1,803,925       -           -                 -       1,804,001           -

Shares issued for acquisition of
    Exclusive Advertising Inc. 500,000     50    2,499,950       -           -                 -       2,500,000           -

Shares issued for legal
services                       111,500     11     236,997        -           -                 -         237,008           -

Exercise of options            482,538     48     373,766        -           -                 -         373,808          -

Options granted: excess of market price
    over exercise price             -       -     2,128,000      -            -                -        2,128,000      -

Stock rights issued to Omega Financial Corp.
    for loan to Company                           1,439,596       -           -                -        1,439,596      -

Employees' deferred compensati                                  (721,074)             -                (721,074)

Foreign currency translation a                                             (39,293)        -           (39,293)       (39,293)

Net Loss                                                                         -    (7,590,405)    (7,590,405)      (7,590,405)
        -                        -------------------------------------------------- -------------------- -----------

Balance, December 31, 2000      20,586,310  2,059  12,476,067   (721,074)  (39,293)   (9,875,434)     1,842,325      (7,629,698)
                                ---------- ------ ----------- ---------   --------    ------------    ------          --------



                      See notes to consolidated financial statements

                            LIGHT MANAGEMENT GROUP INC.

                           NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED DECEMBER 31, 2000 AND 1999


1. ORGANIZATION AND SIGNIFICANT EVENTS

   Triton Acquisition Corporation (formerly Triton Asset Management, Inc.) ("Triton") was originally incorporated on March 4, 1985 under the laws of the State of Florida as Vyquest International Capital, Inc. Triton was formed for the purpose of seeking, investigating , and if warranted, acquiring an interest in or merging with a suitable on-going entity.

   In 1989, Triton changed its corporate name to Triton Asset Management, Inc. In 1991, concurrent with a pending transaction, Triton changed its corporate name to Bio-Chem Technology, Inc. This pending transaction did not consummate and, in 1993, Triton failed to file the required reports and pay the requisite fees to the State of Florida and its corporate charter was revoked. In September 1997, Triton reinstated its corporate charter and changed its corporate name back to Triton Asset Management, Inc.

   On December 28, 1998, Triton changed its State of Incorporation from Florida to Nevada by means of a merger with and into Triton Acquisition Corporation, a Nevada Corporation formed solely for the purpose of effecting the reincorporation and on February 23, 2000, changed its name to Light Management Group, Inc. ("Light"). Light, through wholly-owned subsidiaries, develops new applications for optical and light technologies. Light is authorized to issue 100,000,000 shares of $.0001 par value common stock.

   On May 13 1999, Light acquired 100% of the outstanding stock of Laser Shows Systems Canada and its 97% owned subsidiary Laser Shows Systems International.

   On January 14, 2000, Light acquired all the issued and outstanding shares of 1028177 Ontario Limited.

   On March 24, 2000, Light acquired all of the outstanding shares of Exclusive Advertising Inc., a company incorporated under the laws of Ontario, Canada.

   On March 29, 2000, Light acquired all of the outstanding shares of Laser Show Systems Investment, Ltd. UK, a company incorporated in the United Kingdom), ("LSS UK").

   In addition, during the year ended December 31, 2000 the Company incorporated two companies, which to date have been inactive, LMGR Switch Technologies, Inc. and LSSI (Russia), a company owned 99% by the Company. LSSI Russia was formed to facilitate the conduct of business in Russia.

   Hereinafter, all of the aforementioned companies are collectively referred to as the "Company".

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a. Basis of Presentation - The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $7,600,000 and $1,843,000 for the years ended December 31, 2000 and 1999, respectively. Additionally, the Company had a working capital deficiency of approximately $1,700,000 at December 31, 2000, which creates substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations and acquisitions. In addition, in March 2001, $3,200,000 of loans to a related party was converted to preferred shares of the Company's stock. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

   b. Use of Estimates -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   c. Basis of Consolidation - The Consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Laser Shows Systems International, Inc., Laser Show Systems (Canada) Ltd., Exclusive Advertising, Inc.(all Canadian Corporations), and Laser Shows Systems Investments, Inc. (a United Kingdom corporation) collectively referred to as the "Company." All significant intercompany transactions and balances have been eliminated in consolidation.

   d. Goodwill - Goodwill represents the aggregate excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and it is being amortized on the straight-line method over 15 years. Amortization expense charged to operations and accumulated amortization at December 31, 2000 was $83,333.

   e. Amortization of Patents - The patent is being amortized over its expected useful life of 4 years.

   f. Net loss per share - Basic loss per share is computed using the weighted average number of shares of outstanding common stock. Diluted per share amounts where applicable also include the effect of dilutive common stock equivalents from the assumed exercise of stock options.

   g. Cash and cash equivalents - For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchases with a maturity of three months or less to be cash equivalents.

   h. Inventories - Inventories are recorded at the lower of cost or market. Cost is determined using the first-in first-out method.

   i. Depreciation - Fixed assets are depreciated on the straight-line and accelerated methods over the estimated useful lives of the related assets, which ranges from 3 to 5 years.

   j. Recognition of Revenue - Income from sales of goods is recognized when the orders are completed and shipped, provided that collection of the resulting receivable is reasonably assured. In circumstances where there is significant uncertainty to reasonably estimate the extent of payments to be received, the Company uses the cost recovery method whereby revenue is recorded only when collection occurs.

   k. Advertising - The Company's policy is to expense advertising as costs are incurred. Advertising was $600,387 and $160,518 for the years ended December 31, 2000 and 1999, respectively.

   l. Research and Development Expenditures - Research and development expenditures are charged to income as incurred. Such costs were $279,156 and $132,501 for the years ended December 31, 2000 and 1999, respectively.

   m. Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting form investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as a component of comprehensive income be reported in the financial statements that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of stockholders' equity and in the balance sheet as a component of stockholders' equity.

   n. Stock-based Compensation - The Company accounts for all transactions under which employees, officers and directors receive shares of stock or options in the Company in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), under which no compensation cost is recognized. The Company adopted Statements of Financial Accounting Standards No. 123 ("SFAS No. 123"),

      "Accounting for Stock-Based Compensation," for disclosure purposes, and has adopted the proforma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for the employee, officers and directors stock plan other than for options issued at an exercise price below market price, to non- employees for consulting services or to debt providers that had stock or options attached.

   o. Foreign Currency Translation - Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders' equity (Accumulated other comprehensive loss), while gains and losses resulting from foreign currency transactions are included in operations.

   p. Income Taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

   q. Accounting for Long-Lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2000, the Company believes that there has been no impairment of its long-lived assets.

   r. Fair Value of Financial Instruments - The carrying amounts of the assets and liabilities reported in the balance sheet approximate their fair market value based on the short-term maturity of these instruments.

   s. New Accounting Standards

      (i)In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 amends SFAS no. 133, "Accounting for Derivative Instruments and Hedging Activities", which was issued in June 1998. SFAS 137 defers the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt the provisions of SFAS No. 133 for the year ended December 31, 2001. The application of the new pronouncement should not have a material impact on the Company's financial statements.

      (iiIn December 1999, the United States Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements". (The implementation date of SAB 101, was subsequently amended by SAB 101A and SAB 101B.) Under SAB 101 additional guidance on revenue recognition criteria and related disclosure requirements are required. Implementation of SAB No. 101 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, but is effective retroactively to the beginning of that fiscal period (per SAB 101B). Company management has evaluated the standard and the reporting implications thereof, and has determined that there will not be a significant impact on the Company's operating results.

3. 1999 ACCOUNTING ADJUSTMENTS

   In connection with the completion of the 2000 audit, the Company identified various adjustments as follows: expenses paid for by a related company; an increase in accrued liabilities; and a change in depreciation because of a reclassification of fixed assets to inventory. As a result, the Company recorded adjustments decreasing sales by $23,356, increasing selling, general and administrative expenses for $1,748,147, decreasing depreciation expense by $50,571 and increasing other expense by $18,156. Additionally, the Company's stockholders' equity decreased by $1,739,088 as a result of these adjustments.

4. ACQUISITION OF COMPANIES

   On May 13, 1999, the Company acquired all of the outstanding stock of Laser Shows Systems Canada ("Canada") for 3,000,000 shares of the Company's common stock. Canada was owned in excess of 50% by shareholders of the Company. The Company recorded the acquisition of Canada at the net book value of the assets acquired.

   On January 14, 2000, the Company acquired all of the common stock of 1028177 Ontario, Ltd., which was a development stage enterprise engaged in the development of light switching technology. The Company recorded the amount paid of 360,000 shares of the Company's common stock at $1.75 per share as an acquisition of process research and development and accordingly, recorded a charge to operations of $630,000 related to the acquisition.

   On March 24, 2000, the Company acquired all of the outstanding shares of Exclusive Advertising, Inc. for 500,000 shares of the Company's common stock valued at $5 per share or $2,500,000. On March 29, 2000 all of the outstanding shares of stock of Laser Systems, Inc. UK was acquired for $700,000 and 897,600 shares of the Company's stock valued at $646,424 for an aggregate purchase price of $1,346,424.

   All of the above acquisitions were recorded under the purchase method of accounting. The following is a summary of the acquisitions:


                                            2000              1999
                                       --------------     -------------
Purchase Price                       $      4,378,910   $     1,550,778
Fair Value of Assets Acquired             (1,220,452)       (1,550,778)
In Process Research and Development           630,000                 -
                                       --------------     -------------
Goodwill                             $      2,528,458   $           -0-
                                       ==============     =============

   The detailed components consist of the following:



Cash to Sellers                     $       700,000   $            -
Common Stock to Sellers (1,007,600 shares 3,678,910        1,550,778
2000 and 3,000,000 shares in 1999)
                                      -------------     ------------
Purchase Price                      $     4,378,910   $    1,550,778
                                      =============     ============

   The following table summarizes the pro forma consolidated results of operations (unaudited) of the Company and the 2000 and 1999 acquisitions as though the acquisitions had been consummated at January 1, 1999. The proforma amounts give effect to the appropriate adjustments for the fair value of the assets acquired and amortization of goodwill.



                                                         Years Ended
                                                        December 31,
                                               -------------------------------
                                                    2000             1999
                                               --------------    -------------
Total revenue                                $        811,398  $     1,243,147
                                                      -------  -     ---------
Net loss                                     $    (7,594,753)  $   (1,968,416)
                                                  -----------  -   -----------
Net loss per share                           $          (.39)  $         (.11)
                                                        -----  -         -----
Weighted average number of shares            $     19,363,849  $    17,196,591
                                                   ----------  -    ----------

5. INVENTORIES

   Inventories consist of the following at December 31, 2000:


Raw Material            $      9,745
Finished Goods               964,763
                      --------------
                          $  974,508
                      ==============

6. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following at December 31, 2000:

                                       Estimated
                                       Useful life
         Equipment                     5 years  229,270
         Furniture and fixtures        5 years  36,021
         Leasehold improvements        5 years  90,402
         Computers                     3 years  39,285
         Automobiles                   3 years  5,132
                                                -----
                                                400,110
         Less: accumulated depreciation         101,801
                                                -------
                                                $298,309

7. NOTE PAYABLE - BANK

   At December 31, 2000, the Company had a bank loan requiring monthly payments of $2,515 plus interest at 2.5% above prime, maturing in 2004, secured by certain equipment. The debt matures as follows:

         Year Ending
         December 31
         2001                 $ 30,180
         2002                    30,180
         2003                    30,180
         2004                    30,151
                              ---------
                              $120,691

8. RELATED PARTY TRANSACTIONS

   a. DUE TO OFFICERS

      Due to officers on the accompanying balance sheet represents the balance owed to two officers for advances to the Company and expenses paid on behalf of the Company during the years ended December 31, 2000 and 1999.

   b. DUE TO RELATED PARTIES

      During the years ended December 31, 2000 and 1999, a principal shareholder of the Company, which is a corporation, advanced the Company $2,505,134 and $269,242 during the year ended December 31, 2000 and 1999, The Chief Executive Officer of the Company is also a shareholder of the lending company. In addition, during 1999, such company paid $1,600,000 of expenses on behalf of the Company. The advances were evidenced by notes bearing interest ranging from 5% to 6%. The $1,600,000 obligation is without interest. In conjunction with the aforementioned borrowings, the Company issued 1,000,000 stock rights to acquire the Company's common stock at exercise prices ranging from $2.25 to $3.50 per share. The exercise of such rights expire August 1, 2003. The issuance of the rights has been recorded as a $1,439,596 discount to the loans due the related company.

      A summary of the Company's related party obligations is as follows:


Notes payable and advances          $          4,374,376
Accrued Interest                                 152,374
                                       -----------------
                                               4,526,750
Less:  Discount                              (1,439,596)
                                       -----------------
Total                               $          3,087,154
                                       =================

9. STOCK OPTIONS

   During the year ended December 31, 2000, the Company granted 1,474,285 options to the Company's chief executive officer to purchase the Company's common stock at exercise prices ranging from $.25 to $2.73. Such options vest upon grant and expire in five years. The Company recorded a charge to earnings of $2,128,000 in connection with such grants for the excess of the market price of the Company's stock at the date of grant and the exercise price. In addition, 27,650 options were granted to the Company's President at an exercise price of $2.73.


                                                  Weighted average
                             Options Exercise price
                                -------------     ----------------
Balance at January 1, 2000                  -                    -
Granted                             1,501,935   $             1.68
Exercised                           (482,538)                  .77
                                -------------     ----------------
Balance at December 31, 2000        1,019,387   $             2.11
                                =============     ================

   The following is additional information related to the Company's stock options as of December 31, 2000.


  Exercise                     Remaining
   Price      Outstanding     Contractual    Weighted Average   Exercisable
   Range        Options       Average Life    Exercise Price      Options
  $1.50-2.73      1,019,397              4.5             $2.11      1,019,397
------------ -------------- ---------------------------------- --------------

   For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended December 31, 2000: (i) annual dividends of $0.00, (ii) expected volatility of 398% (iii) risk-free interest rate of 5.7%, and (iv) expected option lives of three years. The weighted average fair value of the stock options granted for the year ended December 31, 2000 was $4,653,000.

   Had compensation cost for the Company's two option plans been determined in accordance with SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the year ended December 31, 2000.

      Net loss:               As reported $     (7,590,405)
                                                ===========
                              Pro forma   $     (9,945,603)
                                                ===========
      Net loss per share:
         Basic and diluted    As reported $     (0.39)
                                                ======
      Basic and diluted       Pro forma   $     (0.51)
                                                ======

10.  COMMITMENTS

      a) The Company has a five year employment agreement with its Chief Executive Officer which commenced May 1, 1999 which provides for annual compensation of $250,000. In addition, such officer is granted on January 1 of each year, options equivalent to three times the officer's annual salary divided by 125% of the closing price of the Company's common stock on December 31 of the prior year.

      b) The Company has an employment agreement with its President, which provides for current annual compensation of $107,000. The employment agreement also provides for the annual granting of stock options. The Company has not yet fixed the terms of such agreement.

      c) The Company subleases its office from a related company on a month-to-month basis and leases its research and development premises, various computer equipment and two automobiles under operating leases. The minimum lease commitment under these operating lease agreements for the duration of the lease are as follows:

                        Years ended             Amounts
                        -----------             -------
                        2001                    $  22,064
                        2002                       14,276
                        2003                       11,055
                        2004                       11,055
                        2005                       1,843

11.  INCOME TAXES

     The Company has not filed its corporation income tax returns since the year ended December 31, 1996, at which time, the Company had net operating loss carryovers of approximately $274,000. The Company has experienced losses since such period and any resultant deferred tax asset from such losses would be offset by a corresponding valuation allowance, as the realization of such asset cannot be predicted at this time. A significant portion of these carry forwards may be subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code), which may result in more than a 50 percent change in ownership.

     The income tax benefit for year ended December 31, 2000 and 1999 differs from the amount computed by applying the statutory federal income tax rate to loss before income taxes is as follows:


                                                 2000            1999
                                              -----------    ------------
Income tax benefit computed at statutory rat$   2,581,000  $      627,000
Deductions for which no benefit derived       (2,581,000)       (627,000)
                                              -----------    ------------
Income tax benefit                          $           -  $            -
                                              ===========    ============

12.  NON-CASH SALARIES AND SERVICES

     During the year ended December 31, 2000 the Company issued shares of stock for to various employees and consultants. An aggregate of 1,249,500 shares were issued for approximately $3,050,000 of salaries, consulting and legal services. Certain of these costs are for services to be provided in the future and accordingly, prepaid compensation of approximately $721,000 is reflected as a reduction of equity in the accompanying financial statements. In addition, the Company recorded $2,128,000 in non-cash compensation for the difference in the market price at the date of grant and the exercise price of options granted to the Company's Chief Executive Officer. Total non-cash salaries and services aggregated $4,394,413 in the accompanying statement of operations.

13.  MAJOR CUSTOMER

     During the year ended December 31, 2000 one customer accounted for 48% of the Company's sales. Such customer accounted for all of the Company's sales in 1999.

14.  LITIGATION SETTLEMENT

     During March 2000, the Company settled a litigation against the Company, the majority shareholder of the Company and other shareholders. Under the terms of the settlement the Company paid approximately $400,000 to the plaintiff.

15.  SEGMENT AND GEOGRAPHIC INFORMATION

     For the year ended December 31, 2000 the Company views its operations as principally two segments, advertising and sales of laser and related lighting equipment. All revenues were derived from Canadian entities. The segments share a common workforce and office headquarters, which preclude an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment. The Company operated in only one segment in the year ended December 31, 1999. The Company's segment information for the year ended December 31, 2000 is as follows:

                                            Sale of Lasers
                                            and related
                                              lightsing
                               Advertising    equipment      Corporate     Consolidate
                               ----------   -------------  -----------   -------------
Sales to unaffiliated custome$s   368,452    $    343,177  $        -    $     711,630
Interest Expense                   12,928          17,590      136,674         167,192
Depreciation and amortization      31,060          36,715      202,979         270,754
Segment assets                    259,690       4,949,960      324,751       5,534,401
Long lived asset expenditures       1,320         262,160            -         263,480
Segment loss                    (129,918)     (1,076,525)  (6,383,962)     (7,590,405)



16.  SUBSEQUENT EVENTS

     a.  LEASE COMMITMENT

         The Company entered into a lease agreement to lease additional office space in Atlanta, Georgia. The lease commences on March 1, 2001, with total lease commitments aggregating $351,201 through February 2006.

     b.  CAPITAL CONTRIBUTION

         During April 2001, an individual and others acknowledged to the Company that they were in violation of certain securities laws involving "Short Swing Profits" and have agreed to return to the Company approximately $152,000 which will be recorded as a contribution of capital to the Company when received.

     c.  PREFERRED STOCK

         On March 1, 2001, the Board of Directors adopted a resolution establishing 2,766,798 of Series A preferred stock, $.0001 par value. Such stock will have voting rights equal to 2 1/2 shares of the Company's common stock, shall not be redeemable or convertible by the Company and shall entitle the holder to receive dividends, which shall be cumulative, at an annual rate of $0.08 per share. The preferred stock shall be convertible into common stock at any time by the holder on a one-for-one basis.

     d.  CONVERSION OF RELATED PARTY DEBT

         In March 2001, the Company settled $3,200,000 of its loans payable to a Company in which the Company's principal shareholder and Chief Executive Officer is also a shareholder by issuing 2,766,798 shares of Series A Preferred Stock. Each share of preferred stock is convertible into one share of common stock at any time by the holder.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On December 11, 2000, the Board of Directors of Light Management Group, Inc., a Nevada corporation (the "Company"), retained Feldman, Sherb & Co., P.C. ("Feldman Sherb") as the Company's auditor for the fiscal year ended December 31, 2000. The Company decided to change auditors because it sought greater international experience than its previous auditor, James E. Slayton, C.P.A. ("Slayton").

                                      PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Name                    Age               Position

Barrington L. Simon     55          Director, Chairman of the Board, CEO
Bryan Latimer           34          Director
Ian Brock               61          Director
Dr. Arkadi Rozenchtein  53          Director, Director of Science
Dr. Donald Iwacha       54          President

All Directors of the Company will hold office until the next annual meeting of shareholders of the Company or until successors are duly elected and qualified. The directors of the Company receive one thousand (1,000) shares of Common Stock at an option price of $4.00 per month for serving as such or for attending meetings.

The Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they shall resign or have been removed.

BARRINGTON L. SIMON, C.G.A. Mr. Simon has been Chief Executive Officer and Director of the Issuer since May 19, 1999. Mr. Simon attended a general business degree program at the Stratford Technical College England. Upon immigration to Canada he received recognition and the designation Certified General Account. Mr. Simon has worked for many reputable companies such as Mercantile Bank of Canada (currently known as Citibank), Halton Credit Union, Colortron Photo Services, Taylor Leibow Chartered Accountant and PPG Canada Limited. In addition to working for the above companies, he has owned and operated his own accounting practice between 1982-1999 and his own financial services company between
1995-1999.

BRYAN LATIMER. Mr. Latimer has served as a director since May 1999. He has successfully owned and operated an automobile dealership, since 1989, specializing in the exportation of vehicles, fleet leasing and specialty application vehicles. Since being a member of the Chamber of Commerce of Burlington Ontario Canada, Mr. Latimer is registered with the Ontario Minister of Consumer and Commercial Relations, currently known as the OMVIC.
Mr. Latimer also worked for Daymond Vynal Products, a division of Red
Path Sugar, as a distribution coordinator.

IAN BROCK. Mr. Brock has served as a director since February 1999. He has a sales background working with such companies as York International, as Sales Manager, GE Technical, as Sales Manager, Phillips Industries Engineered Productions, as Sales Engineer and American Standard Engineered Productions, as Sales Engineer. Mr. Brock is currently Pastor of the Brock Faith Ministries in Ontario, Canada.

Dr. DONALD IWACHA. Dr. Iwacha has been with LMG for almost two years and now serves as its President. Prior to joining the Company in July 1999, Dr. Iwacha was Product Development Manager, Canadian Operations and Manager of Innovation, North American Flexibles, for algroup Lawson Mardon, a large multi-national packaging company. Dr. Iwacha received a Post Doctoral Fellow at the University of British Columbia in the Department of Biochemistry, graduated with a Ph.D. in Organic Chemistry and a B.Sc.Hons. from the University of Manitoba.

DR. ARKADI ROZENCHTEIN, Ph.D. Dr. Rozenchtein has served as a director since August, 2000. He is instrumental in developing new technologies and the commercial products resulting from these developments. For the preceding five years, Dr. Rozenchtein was President of Laser Show Systems (Moscow) and Laser Show Systems Investments (UK) until their acquisition by LMG in 2000. Dr. Rozenchtein is a member of Legion of Honour and Chevaller, and also has the distinction of NYAS. He heads operations in Moscow, Russia and Burlington, Ontario.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person, other than Barrington Simon, who at any time during the fiscal year ended December 31, 2000, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year. Simon has indicated he will file a form 4 for his purchase of 13,500 shares in December 2000 as soon as possible.

Item 10. Executive Compensation

The following table provides summary information for the years 2000 and 1999 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of its primary executive officers for the appropriate years.

                            SUMMARY COMPENSATION TABLES


                 Annual Compensation
-----------------------------------------------------

     Name and                                                Other Annual
Principal Position  Year   Salary (US$)    Bonus ($)       Compensation ($)
---------------------------------------- --------------------------------------
    Don Iwacha,     2000     $107,000        - 0 -              - 0 -
     President
---------------------------------------- --------------------------------------
 Barrington Simon,  2000     $250,000        - 0 -              - 0 -
  Chairman & CEO
---------------------------------------- --------------------------------------
 Barrington Simon,  1999     $166,666         -0-           $1,103,964 (1)
  Chairman & CEO
---------------------------------------- --------------------------------------

(1) This compensation constitutes the difference between the exercise price and market price for options to purchase 482,538 shares of the Company's common stock exercised by Simon on December 14, 2000. On July 5, 2000 the Board of Directors granted Simon options to purchase 1,200,000 shares of the Company's common stock a bonus. These stock options had exercise prices varying from $0.25 to $2.00 per share. On December 14, 2000, a Settlement Agreement was signed by LMG and Mr. Simon whereby Mr. Simon exercised options to purchase 482,538 shares and tendered the collective exercise price of $373,808, by exchanging, or discharging, a $207,141 loan he had made to the Company, and by exchanging, or discharging, $166,667 the Company owed him as his unpaid salary for 1999. As a result of this grant, Simon now has options to purchase 717,462 shares at exercise prices between $1.50 and $2.00.


         Long Term Compensation
-----------------------------------------

           Awards              Payouts
-----------------------------------------

Name and Principal       Restricted    Securities   LTIP Payouts   All Other
     Position              Stock       Underlying        ($)      Compensation
                   Year Award(s)($)     Options/                      ($)
                                        SARs(#)
-------------------------------------------------------------------------------
   Don Iwacha,     2000    - 0 -       27,650 (1)       - 0 -        - 0 -
    President
-------------------------------------------------------------------------------
Barrington Simon,  2000    - 0 -      274,285 (2)       - 0 -        - 0 -
  Chairman & CEO
-------------------------------------------------------------------------------
Barrington Simon,  1999    - 0 -          -0-           - 0 -        - 0 -
  Chairman & CEO
-------------------------------------------------------------------------------

(1) Such shares were obtained upon the exercise of options granted in Dr. Iwacha's Employment Agreement, dated July 19, 1999, which also entitles him to an annual salary of $107,000. Pursuant to this Agreement, on July 19 of each year during which Dr. Iwacha is employed, he is granted options to purchase shares of common stock equal to two (2) times his annual salary divided by the closing trading on such date.

(2) Such shares were obtained upon the exercise of options granted in Mr. Simon's Employment Agreement, dated May 1, 1999. This agreement entitles him to an annual salary of $250,000 through April 30, 2004. On January 1 of each year during which Mr. Simon is employed, he is granted options to purchase shares of common stock equal to three (3) times his annual salary divided 125% of the closing trade price on December 31 of the year preceding the grant of such options.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 10, 2001, by each shareholder who is known by us to beneficially own more than 5% of the outstanding Common Stock, by each director and by all executive officers and directors as a group. The table also sets forth the number and percentage of the outstanding shares to be owned by each such person or group. The percentages of ownership and the number of shares beneficially owned are disproportionate due to joint beneficial ownership making the notes following the table essential for a complete understanding of our ownership structure.


           Name and Address of               Number of Shares
          Beneficial Owner                Beneficially Owned   Percent of Class
          ----------------                ------------------   ----------------
        Genesis Foundation, Ltd.
            P.O. Box N. 4875                    1,050,000             5.24%
 Fort Nassau Centre, Marlborough Street
             Nassau, Bahamas
    Omega Holdings, Bahamas, Ltd. (1)
           201 Saffrey Square                   4,430,331            22.13%
              P.O. Box N303
 Bay Street & Bank Lane, Nassau, Bahamas
    Executive Officers and Directors
           Barrington L. Simon
         3060 Mainway, Suite 301              2,501,336 (2)          12.49%
   Burlington, Ontario, Canada L7M1A3
              Bryan Latimer
         3060 Mainway, Suite 301                 338,500              1.69%
   Burlington, Ontario, Canada L7M1A3
                Ian Brock
         3060 Mainway, Suite 301                10,000 (3)        Less than 1%
   Burlington, Ontario, Canada L7M1A3
            Dr. Donald Iwacha
         3060 Mainway, Suite 301                  38,000          Less than 1%
   Burlington, Ontario, Canada L7M1A3

         Dr. Arkadi Rozenchtein
         3060 Mainway, Suite 301                  80,430          Less than 1%
   Burlington, Ontario, Canada L7M1A3
   All Executive Officers & Directors           2,960,266             14.8%
   -----------------------------------
        as a Group (Five persons)

(1) Omega Holdings, Bahamas, Ltd. is 38% owned by Barrington Simon. Mr. Simon disclaims ownership of the shares owned by this entity.
(2) Includes 697,500 shares owned by Mr. Simon's wife, Elaine Simon.
(3) Includes 8,000 shares owned by Mr. Brock's wife, Nicole Brock.

Item 12. Certain Relationships and Related Transactions

During 1999 and 2000 Barrington Simon has advanced LMG monies as unsecured loans which equate to Twenty-One Thousand Five Hundred Ninety and 58/100's Dollars (US$21,590.58). These monies are considered loans payable by LMG and do not bear interest.

Between September 16, 1998 and September 1, 2000, Omega Holdings, Bahamas, Ltd. lent US$3.1 million as working capital. This loan accrues approximately 6% interest. Additionally, on or before September 1, 2000, Omega Holdings, Bahamas, Ltd. paid approximately US$1.6 million dollars to satisfy a debt owed by the Company to a third party. Such loan accrues approximately a 6% interest. The total amount LMG owes Omega Holdings with computed interest as of April 10, 2001 is approximately US$4,986,999.93.

Barrington Simon beneficially owns 38% of Omega Holdings, Bahamas, Ltd. He disclaims beneficial ownership of the shares of our Common Stock which Omega owns because he does not have any involvement in the management of Omega.

Item 13. Exhibits and Reports on Form 8-K

(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits attached hereto.

(b) Reports on Form 8-K. The Company filed one Form 8-K during the fourth quarter of the year ended December 31, 2000, on December 4, 2000, relating to its change in certifying accountant.

                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of April 2001.

                          Light Management Group, Inc.


                                    /s/ Donald Iwacha
                                    -------------------------------------------
                          Dr. Donald Iwacha, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date


/s/ Donald Iwacha             President                     April 23, 2001
------------------------------
Dr. Donald Iwacha


         ------------------------
/s/ Barrington Simon          Chairman of Board of Director,April 23, 2001
Barrington Simon              Chief Executive Officer


         ------------------------
/s/ Ian Brock                 Director                      April 23, 2001
Ian Brock


/s/ Bryan Latimer             Director                      April 23, 2001
Bryan Latimer


                              Director                      April 23, 2001
------------------------------        ----
Dr. Arkadi Rozenchtein

                                 INDEX TO EXHIBITS




  Exhibit No.                     Description of Document
      3.0                       Articles of Incorporation*
      4.0                                 Bylaws*
      27.0                         List of Subsidiaries*

---------------- ---------------------------------------------------------


*Exhibits have been previously reported on Form 10-SB.