Form 10QSB
period 2000-12-31
LIGHT MANAGEMENT GROUP INC
filed 2001-05-24
CIK 768152

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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

                  YES   X                 NO

      On May 11, 2001, the number of shares outstanding of the issuer's Common Stock, $0.0001 par value (the only class of voting stock), was 22,441,382.

                              Table of Contents



PART I - FINANCIAL INFORMATION...............................................1

      ITEM 1.     FINANCIAL STATEMENTS.......................................1

      ITEM 2.     MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF
                  OPERATION..................................................2

PART II - OTHER INFORMATION..................................................4

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...........................4

INDEX TO EXHIBITS............................................................5

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Light Management Group, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of March 31, 2001, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto and begin on page F-1 and are incorporated herein by this reference.

                          LIGHT MANAGEMENT GROUP, INC
                          CONSOLIDATED BALANCE SHEET

                                MARCH 31, 2001


                                    ASSETS

CURRENT ASSETS:
   Cash                                                             $    42,944
   Accounts receivable (net of allowance of $2,000)                     479,636
   Inventory                                                            911,722
   Prepaid expenses and other current assets                            300,558
                                                                      ---------
     TOTAL CURRENT ASSETS                                             1,734,860

PROPERTY AND EQUIPMENT - net of accumulated depreciation                267,970

GOODWILL - net                                                        2,431,747

PATENTS - net                                                           777,228
                                                                      ---------
TOTAL ASSETS                                                        $ 5,211,805
                                                                      =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                 $   349,003
   Accrued expenses                                                     290,883
   Note payable - bank                                                   28,371
   Loans payable - officers                                              91,880
   Due to related parties                                                53,935
                                                                      ---------
     TOTAL CURRENT LIABILITIES                                          814,072

   Note payable - bank (net of current portion)                          78,765
                                                                      ---------
     TOTAL LIABILITIES                                                  892,837
                                                                      ---------
STOCKHOLDERS' EQUITY
   Preferred Stock - $.0001 par value, 10,000,000 authorized
     shares, 2,766,798 shares issued and outstanding                        277
   Common stock - $.0001 par value,  100,000,000
     authorized shares, 22,441,382 shares issued and outstanding          2,244
   Additional paid in capital                                        18,040,605
   Deferred compensation                                               (684,596)
   Accumulated deficit                                              (12,977,658)
   Accumulated other comprehensive loss                                 (61,904)
                                                                      ---------
     TOTAL STOCKHOLDERS' EQUITY                                       4,318,968
                                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 5,211,805
                                                                      =========


                See notes to consolidated financial statements

                          LIGHT MANAGEMENT GROUP, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      For The Three Months Ended
                                                      --------------------------
                                                         March 31,    March 31,
                                                            2001         2000
                                                                      (Restated)
                                                        -----------   ----------

SALES                                                    $  427,797   $ 298,931

COST OF SALES                                               224,622      47,409
                                                        -----------   ----------
GROSS PROFIT                                                203,175     251,522
                                                        -----------   ----------
EXPENSES
   Selling, general and administrative expenses             638,676   1,857,412
   Litigation expenses                                           -      425,362
   Depreciation and amortization                            127,588      62,362
                                                        -----------   ----------
TOTAL OPERATING EXPENSES                                    766,264   2,345,136
                                                        -----------   ----------
LOSS FROM OPERATIONS                                       (563,089) (2,093,614)

INTEREST EXPENSE                                              7,354       4,950
                                                        -----------   ----------
LOSS BEFORE EXTRAORDINARY ITEM                             (570,443) (2,098,564)

EXTRAORDINARY ITEM - loss on cancellation of debt          (765,000)         -
                                                        -----------   ----------
NET LOSS                                                 (1,335,443) (2,098,564)

PREFERRED STOCK DIVIDEND                                    (55,336)         -
                                                        -----------   ----------
NET LOSS APPLICABLE TO COMMON STOCK                     $(1,390,779)$(2,098,564)
                                                        ===========   ==========
NET LOSS PER SHARE - BASIC AND DILUTED
   Loss before extraordinary item                      $     (0.03) $     (0.12)
   Extraordinary item                                        (0.04)          -
                                                        -----------   ----------
NET LOSS PER SHARE                                           (0.07)       (0.12)
                                                        ===========   ==========
Weighted Average Shares Used in Computation -
   Basic and diluted                                    21,204,667   17,810,551
                                                        ===========  ===========
NET LOSS                                               $(1,335,443) $(2,098,564)

OTHER COMPREHENSIVE LOSS, NET OF TAX
   Foreign currency translation adjustment                 (22,611)          -
                                                        -----------  -----------
COMPREHENSIVE LOSS                                     $(1,358,054) $(2,098,564)
                                                        ===========  ===========






                See notes to consolidated financial statements

                          LIGHT MANAGEMENT GROUP, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For The Three Months Ended
                                                      --------------------------
                                                        March 31,     March 31,
                                                          2001          2000
                                                                      (Restated)
                                                       ------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                            $(1,335,443) $(2,098,564)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
   Depreciation and amortization                           127,588       62,362
   Extraordinary item - loss on cancellation of debt       765,000           -
   Stock issued for salaries                                    -       184,100
   Stock issued for legal services                              -       114,750
   Stock issued for consulting services                         -       745,050
   Acquisition of research and development with stock           -       630,000

   Changes in assets and liabilities (net of effect
       of acquisitions):
     Decrease (Increase) in accounts receivable             206,097    (157,913)
     Decrease (Increase) in inventory                        62,786    (454,358)
     (Increase) in prepaid and other current assets        (109,532)    (11,419)
     Decrease in deferred compensation                       36,478          -
     Increase (Decrease) in accounts payable                112,025    (122,327)
     Increase in accrued expenses                           100,661      72,366
                                                       ------------  -----------
NET CASH USED IN OPERATING ACTIVITIES                       (34,340) (1,035,953)
                                                       ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment               (23,365)    (187,621)
   Purchase of patent                                           -      (338,284)
                                                       ------------  -----------
NET CASH USED IN INVESTING ACTIVITIES                      (23,365)    (525,905)
                                                       ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Repayment of) Proceeds from note payable - bank       (13,555)      114,542
   Proceeds from (Repayment of) loans payable - officers   36,357       (75,539)
   Net increase in related party loan                          -      1,906,222
                                                       ------------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  22,802     1,945,225
                                                       ------------  -----------
EFFECT OF EXCHANGE ON CASH                                 22,611            -

NET (DECREASE) INCREASE IN CASH                           (12,292)      383,367

CASH - Beginning of year                                   55,236            -
                                                       ------------  -----------
CASH  - End of period                                  $   42,944    $  383,367
                                                       ============  ===========
SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:

Cash paid for interest                                 $    7,354         4,950
                                                       ============  ===========
Cash paid for taxes                                    $       -             -
                                                       ============  ===========
NON-CASH FINANCING AND INVESTING ACTIVITIES:

 Related party debt converted to preferred stock       $3,200,000    $       -
                                                       ============  ===========
 Related party debt converted to common stock          $1,600,000    $       -
                                                       ============  ===========
 Shares issued for acquisition of Exclusive
   Advertising, Inc.                                   $       -     $2,500,000
                                                       ============  ===========


                See notes to consolidated financial statements

                         LIGHT MANAGEMENT GROUP, INC.
                        NOTES TO FINANCIAL STATEMENTS
                      Three Months Ended March 31, 2001
                                 (Unaudited)


1.  BASIS OF PRESENTATION
    ---------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three month period ended March 31, 2001, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's December 31, 2000 Form 10- KSB, financial statements and accompanying notes thereto.

2.    GOING CONCERN
      -------------

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring losses, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include raising additional working capital through equity or debt financing and ultimately achieving profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.    STOCKHOLDERS' EQUITY
      --------------------

      During the three months ended March 31, 2001, the following equity transactions occurred:

         In March, 2001, the Company settled $3,200,000 of its loans payable to a company in which the Company's principal shareholder and Chief Executive Officer is also a shareholder by issuing 2,766,798 shares of Series A cumulative Preferred Stock convertible into common stock on a one-for-one basis. In addition, the Company settled $1,600,000 of its loans payable to such company by issuing 1,855,072 shares of common stock valued at $2,365,000. As a result, the Company recorded an extraordinary loss on extinguishment of debt of $765,000.

4.    MARCH 2000 RESTATEMENT
      ----------------------

      The financial statements for the three months ended March 31, 2000 have been restated to reflect adjustments noted by the Company during the preparation of its year ending December 31, 2000 financial statements. The restatement is principally related to the issuance of shares of the Company's common stock for services, and the reversal of sales revenue. The effect on the previously reported results was to decrease sales by $298,000, increase total expenses by $1,280,000 and increase net loss by $1,578,000. Basic and diluted loss per share increased by ($0.09) to ($0.12).

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, the Company does not assume responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward- looking statements after the date of this report to conform such statements to actual results.

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

Results of Operations

As further discussed in note 4 to the unaudited financial statements attached hereto, the financial statements for the three months ended March 31, 2000, have been restated to reflect adjustments noted by the Company during the preparation of its financial statements for the year ended December 31, 2000.

Quarter Ended March 31, 2001 Compared To Quarter Ended March 31, 2000

The following discussion sets forth certain financial information regarding our operations. Our financial statements, and the following discussion on results of operations, set forth financial information for the three months ended March 31, 2001 and the three months ended March 31, 2000.

The Company had sales revenues of $427,797 for its quarter ended March 31, 2001 as compared to $298,931 for the quarter ended March 31, 2000. This increase in revenues is the result of revenue generated from operations of Exclusive Advertising, which was acquired in March 2000.

The operating expenses incurred by the Company for its quarter ended March 31, 2001 were $766,264 compared to $2,345,136 for the quarter ended March 31, 2000. This decrease is largely due to a decrease in selling, general and administrative expenses from $1,857,412 to $638,676, which resulted from a reduction in the amount of services rendered from independent professionals and consultants. The decrease in expenses resulted in a decrease in the net loss for the quarter year ended March 31, 2001 of $1,335,443, which also included an extraordinary loss from the extinguishment of debt of $765,000, as compared to a loss of $2,098,564 for the quarter ended March 31, 2000.

Current Liquidity and Capital Resources

We have relied upon our principal shareholder and chief executive officer for our capital requirements and liquidity. The Company has had recurring losses, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include raising additional working capital through equity or debt financing and ultimately achieving profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Conversion Of Related Party Debt

In March 2001, the Company settled $4,800,000 of debt to a company in which the Company's principal shareholder and Chief Executive Officer is also a shareholder. Of this amount, a loan payable of $3,200,000 was settled by the Company's issuance of 2,766,798 shares of Series A Preferred Stock. Each share of preferred stock has voting rights equal to 2.5 shares of the Company's common stock, shall not be redeemable or convertible by the Company, and shall entitle the holder to receive a cumulative annual dividend of $0.08 per share. The preferred stock shall be convertible into common stock at any time by the holder on a one-for-one basis. The remaining $1,600,000 in debt was settled in exchange for 1,855,072 shares of the Company's common stock valued at $2,365,000. As a result, the Company recorded an extraordinary loss on extinguishment of debt of $765,000.

This conversion of related party debt materially decreased the Company's total liabilities. As of March 31, 2001, total liabilities were $892,837, as compared to $3,692,076 as of December 31, 2000, and $3,047,119 as of March 31, 2000.

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

Dated: May 23, 2001

                              INDEX TO EXHIBITS

      Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT     PAGE
NO.         NO.         DESCRIPTION
---         ---         -----------

3.1         *           Articles  of  Incorporation

3.2         *           Bylaws