Form 10KSB/A
period 2000-12-31
LIGHT MANAGEMENT GROUP INC
filed 2001-06-22
CIK 768152

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB
                                 Amendment No. 1
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000.

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

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value
(Title of class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X   No

   Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB[ ]

   Issuer's revenues for the fiscal year ended December 31, 2000, were $771,630.

   Aggregate market value of voting stock held by non-affiliates of the issuer as of June 7, 2001 was $36,579,452.

   Number of shares of common stock, $0.0001 par value, outstanding on June 7, 2001, was 22,441,382.

                              TABLE OF CONTENTS

PART I.......................................................................1
   Item 1.  Description of Business..........................................1
   Item 2.  Description of Property..........................................3
   Item 3.  Legal Proceedings................................................3
   Item 4.  Submission of Matters to a Vote of Security Holders..............4

PART II......................................................................4
   Item 5.  Market for Common Equity and Related Stockholder Matters.........4
   Item 6.  Management's Discussion and Analysis or Plan of Operation........6
   Item 7.  Financial Statements.............................................9
   Item 8.  Changes In and Disagreements with Accountants on Accounting and
            Financial Disclosure............................................10

PART III....................................................................10
   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange AcT...............10
   Item 10. Executive Compensation..........................................11
   Item 11. Security Ownership of Certain Beneficial Owners and Management..13
   Item 12. Certain Relationships and Related Transactions..................14
   Item 13. Exhibits and Reports on Form 8-K................................15

INDEX TO EXHIBITS...........................................................17

                                    PART I

Item 1.  Description of Business

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

LMG focuses on three business strategies: increasing research through joint ventures and increasing the number of contracts established with corporate partners; establishing market position by patenting the full range of our products and designs; and establishing market leadership by acquiring strategic, forward-looking partners. LMG's growth has thus far been effected through mergers and acquisitions of technology companies which complement LMG's acousto-optic management and laser technologies.

The subsidiaries create synergies by which LMG hopes to increase sales and utilize the advertising of its new laser technology which is marketed towards the advertising industry. LMG's subsidiaries give it the ability to increase its capabilities in technology, advertising, European operations and research and development.

   Industry - Non-diode lasers

LMG's lasers are non-diode lasers, which include large, conventional gas lasers used in industry and science. Newer Diode Pumped Solid State (DPSS) lasers are smaller non-diode lasers that are an alternative to the conventional gas lasers. The diode lasers currently dominate the fiber optic industry.

LMG obtained information from Laser Focus World's 2001 Annual Review and Forecast of the Laser Marketplace, which states that after a flat non-diode laser market between 1998 and 1999, the market increased by 26% in 2000, which is expected to increase 13% in 2001, reaching $2.5 billion in sales. Significant market segments for non-diode lasers include bar-code scanning, telecommunications, optical storage, sensing, entertainment, image recording, instrumentation, basic research, medical and therapeutic, and materials processing.

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

Laser provides installation, service and creative graphics services for systems of light projections in a colorful and attractive design that is utilized as a marketing technique. With up to 1024 points per object, Laser's RGB Laser-Projection System ("RGB-LPS") can display objects with 256 different colors from a palette of 16.7 million colors. Each palette can be changed continuously to get smooth color changes, fades, color cycling, etc. The acousto-optic laser projection system works by a raster imaging process and allows for the projected images to be three-dimensional in appearance and to be active over the full screen size without "ghosting" or trailing of the laser image. Software features allow objects to be positioned, rotated, sized, scaled, and distorted. It can also map objects onto surfaces (i.e., a logo can be put on a waving flag). The software and laser allow the appearance of animated text to fly through the air and/or over a landscape. The applications for this product are numerous, including entertainment packages, display of logos, and advertising.

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

Laser UK allows LMG to contract with companies to provide the display of advertisements as well as the production of laser shows throughout Europe, and it secures contracts for product manufacturing in Europe. LSSI (Russia) allows LMG to conduct operations in Russia but has been inactive to date.

   Research and Development

On January 14, 2000, the Company acquired all of the common stock of 1028177 Ontario, Ltd., d/b/a Light Research and Development ("LRD"). LRD is the research entity through which the Company conducts its research and development of new optic, laser and related technologies. LRD is operated by a world-class research team, led by Dr. Donald Iwacha, Ph.D., Dr. Arkadi Rozenchtein, Ph.D., and Dr. Gennadii Ivtsenkov. In addition to the development of new ideas and concepts, through LRD, the Company will focus on developing new applications using LMG's acousto-optic technology in five key areas: digital communications; visual media (e.g., outdoor advertising); industrial equipment; aerospace; and bio-medical. LRD intends to build product prototypes and commercially viable working models which it expects to develop into new leading technologies and products.

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

Item 3.  Legal Proceedings

The Company knows of no material pending or threatened legal proceedings involving the Company or any of its subsidiaries.

One material legal proceeding involving the Company was settled during the year ended December 31, 2000. This lawsuit was initiated in October 1999 in the Superior Court of Justice in London, Ontario, by John Sumner and Sumner Holdings, Inc. against the Company, certain of its subsidiaries and its directors, and the Company's largest shareholder. Sumner had possessed an ownership interest in the entity which sold the Company's subsidiary, LaserShow Systems (U.K.), certain patents. Sumner alleged that the Company and the other defendants had engaged in breach of contract, tortious interference, conspiracy, breach of good faith, and other related claims in connection with the sale of the patents. While vigorously denying all claims and charges, the Company agreed to settle this litigation in exchange for $390,384.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were voted on during the fourth quarter of the Company's fiscal year.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's Articles of Incorporation authorize the issuance of 100,000,000 shares of Common Stock, with a par value of $0.0001. As of June 6, 2001, the number of shares issued and outstanding of the Company's common stock, $0.0001 par value (the "Common Stock"), was 22,441,382 held of record by approximately 756 stockholders.

LMG's Common Stock is currently trading on the NASD OTC-BB under the symbol "LMGR". The high and low closing trading prices for its common stock for each fiscal quarter since January 1, 1999, are listed in the following table. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

   Fiscal Quarter       High Closing Price     Low Closing Price
---------------------  --------------------- ---------------------

  1st Quarter 1999             $.01                  $.01
---------------------  --------------------- ---------------------

  2nd Quarter 1999             $8.25                 $.01
---------------------  --------------------- ---------------------

  3rd Quarter 1999             $1.56                 $1.00
---------------------  --------------------- ---------------------

  4th Quarter 1999             $4.25                $0.125
---------------------  --------------------- ---------------------

  1st Quarter 2000            $16.31                 $1.75
---------------------  --------------------- ---------------------

  2nd Quarter 2000            $7.187                $2.687
---------------------  --------------------- ---------------------

  3rd Quarter 2000             $4.00                $2.218
---------------------  --------------------- ---------------------

  4th Quarter 2000             $3.75                $0.875
---------------------  --------------------- ---------------------

  1st Quarter 2001             $3.50                 $1.46
---------------------  --------------------- ---------------------

On June 7, 2001, LMG's common stock closing trade price was $1.63 per share.

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

Recent Sales of Unregistered Securities

During the year ended 2000, the Company issued 383,000 shares of its common stock as signing bonuses to officers and employees. These shares were valued at $1,008,924. These shares were issued in reliance upon exemptions from registration, including but not limited to, Section 4(2) and Regulation D.

On January 14, 2000, the Company issued 360,000 shares of its common stock in exchange for all of the common stock of 1028177 Ontario, Ltd., d/b/a Light Research and Development ("LRD"). These shares were valued at $1.75 per share for a total consideration of $630,000. These shares were issued in reliance upon exemptions from registration, including but not limited to, Section 4(2) and Regulation D.

On March 29, 2000, the Company issued 897,600 shares of its common stock in exchange for all the outstanding and issued stock of Laser Show Systems Investments, Ltd. (United Kingdom) ("Laser UK"). These shares were valued at $0.72 per share for a total consideration of $646,424. These shares were issued in reliance upon exemptions from registration, including but not limited to,
Section 4(2) and Regulation D.

During the year ended 2000, the Company issued755,000 shares of its common stock in consideration for consulting services provided to the Company by various independent consultants. These shares were valued at approximately $1,804,000. These shares were issued in reliance upon exemptions from registration, including but not limited to, Section 4(2) and Regulation D.

On March 24, 2000, the Company acquired Exclusive Advertising, Inc. in exchange for 500,000 shares of the Company's common stock. These shares were valued at $5.00 per share for a total consideration of $2,500,000. These shares were issued in reliance upon exemptions from registration, including but not limited to, Section 4(2) and Regulation D.

During the year ended 2000, the Company issued 111,500 shares of its common stock in exchange for approximately $237,000 of legal services rendered by the Company's former counsel. These shares were issued in reliance upon exemptions from registration, including but not limited to, Section 4(2) and Regulation D.

On December 14, 2000, pursuant to a Settlement Agreement the Company sold Mr. Barrington Simon 482,538 shares of its common stock pursuant to the exercise of options granted to Mr. Simon as a bonus for his services to the Company as an officer and director. These shares were valued at a weighted average of $0.77 per share for a total consideration of $373,808, by exchanging, or discharging, a $207,141 loan he had made to the Company, and by exchanging, or discharging, $166,667 the Company owed him as his unpaid salary for 1999. These shares were issued in reliance upon exemptions from registration, including but not limited to, Section 4(2) and Regulation D. The shares were issued with a legend restricting resale.

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

Results of Operations

2000 Accounting Adjustments

Subsequent to the completion of its 2000 audit, the Company identified $327,185 of expenses, which were paid for by a related company. In addition, the company had recorded a discount to notes payable of $1,439,586 related to the issuance of warrants in connection with borrowings from such entity. Since the loans were due upon demand, the Company has restated its financial statements to record an expense for such discount in the year ended December 31, 2000. In addition, the Company has included the disclosure of the conversion in March 2001, of $1,600,000 of debt into shares of its common stock, which was not previously disclosed.

1999 Accounting Adjustments

In connection with the completion of the 2000 audit, the Company identified various adjustments as follows: expenses paid for by a related company; an increase in accrued liabilities; and a change in depreciation because of a reclassification of fixed assets to inventory. As a result, the Company recorded adjustments decreasing sales by $23,356, increasing selling, general and administrative expenses by $1,748,147, decreasing depreciation expense by $50,571 and increasing other expense by $18,156. Additionally, the Company's stockholders' equity decreased by $1,739,088 as a result of these adjustments.

A complete discussion of the adjustments and the effects of the 2000 and 1999 adjustments on our years ended December 31, 2000 and 1999 financial statements are contained in the Notes to our audited financial statements.

Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

The following discussion sets forth certain financial information regarding our operations. Our financial statements, and the following discussion on results of operations, set forth financial information as of the year ended December 31, 2000, and as of the year ended December 31, 1999.

The Company had sales revenues of $1,038,216 for its fiscal year ended December 31, 1999 as compared to $711,630 for the year ended December 31, 2000. This decrease in revenues is believed by the Company to be the result of an economic slowdown and represents a decrease in revenue from the Company's sole source of revenue for 1999, which was offset by revenue generated from operations of Exclusive Advertising, which was acquired in March 2000. We expect to experience greater revenues in 2001 because Exclusive Advertising has already rebounded from the economic cooling of 2000.

The expenses incurred by the Company for its fiscal year ended December 31, 1999 were $2,706,494 compared to $7,901,630 for the year ended December 31, 2000. These increased expenses include $4,394,413 in non-cash compensation, which include a charge of $2,128,000 constituting the excess of market price over the exercise price of options granted to a member of LMG's management as well as a charge for approximately $721,000, which relate to certain consulting services, and an expense of $390,384 relating to the Company's settlement of litigation. During the year ended December 31, 2000, the Company also realized an interest expense of $1,439,596 related to stock rights granted to a related party in conjunction with loans made by such party. These increased expenses, most of which LMG believes are non-recurring, resulted in a net loss for the fiscal year ended December 31, 2000, of $9,357,186, as compared to a loss of $1,843,464 for the year ended December 31, 1999.

Our total assets increased materially from $2,088,160 as of December 31, 1999 to $5,534,401 as of December 31, 2000. This increase is largely due to the Company's capital assets increasing to $3,627,898 as of December 31, 2000 as compared to $66,616 as of December 31, 1999. The increase in capital assets results from the Company's acquisition of patents valued at $841,585 and goodwill in connection with the Company's acquisition of Exclusive Advertising valued at $2,488,004. These acquisitions reflect our increased focus on acquiring and developing equipment for our technologies.

As of December 31, 2000, the Company had total liabilities of $5,458,857, consisting of $4,853,935 due to related parties, which represents an increase from the December 31, 1999 balance of $2,662,324. The bulk of the total liabilities as of December 31, 2000, or $4.8 million, was resolved in March 2001 through the issuance of the Company's preferred stock.

Current Liquidity and Capital Resources

Our current assets, as of December 31, 2000, are $1,906,503 as compared to $2,021,544 as of December 31, 1999. The bulk of this amount is in inventory of $974,508 and accounts receivable of $685,733. We expect our current asset balance to increase during 2001 in conjunction with our expected increase in sales revenue.

Our accounts payable decreased to $236,978 and accrued expenses decreased slightly to $191,730 as of December 31, 2000, as compared to $610,509 and $202,165, respectively, as of December 31, 1999. Loans payable increased to $55,523 as of December 31, 2000, whereas no such balance existed as of December 31, 1999.

Shareholder's equity as of December 31, 2000, was $75,544, as compared to a deficiency of $574,164 as of December 31, 1999. These increases are largely due to issuances of shares in the year 2000 related to our acquisition of Exclusive Advertising and Laser Show Systems (UK).

Going Concern

We have relied upon our principal shareholder and chief executive officer for our capital requirements and liquidity. This lack of liquidity, our net losses for the years ended December 31, 2000 and 1999, and our working capital deficiency of approximately $3,462,000 at December 31, 2000, resulted in the Company receiving a going concern opinion from its auditors for the year ended December 31, 2000. Management plans to address these matters by eliminating existing debt, as discussed below, raising additional capital through future issuance of equity and continuing its focus on increasing the Company's sales revenues and achieving profitable operations.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(a) to the financial statements, the Company has incurred net losses of approximately $9,360,000 and $1,843,000 for the years ended December 31, 2000 and 1999, respectively. Additionally, the Company had a working capital deficiency of approximately $3,462,000 at December 31, 2000, which creates substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 1(a) to the financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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



                                                      /s/ James E. Slayton
                                                      James E. Slayton, CPA



March 16, 2000,
(except for note 3, as of April 12, 2001)

                           LIGHT MANAGEMENT GROUP, INC

                             CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000
                             (Restated - see note 3)

                                       ASSETS

CURRENT ASSETS:
   Cash                                                           $    55,236
   Accounts receivable (net of allowance of $2,000)                   685,733
   Inventory                                                          974,508
   Prepaid expenses and other current assets                          191,026
                                                                  -----------

    TOTAL CURRENT ASSETS                                            1,906,503

PROPERTY AND EQUIPMENT - net of accumulated depreciation              298,309

GOODWILL - net                                                      2,488,004

PATENTS - net                                                         841,585
                                                                  -----------
TOTAL ASSETS                                                      $ 5,534,401
                                                                  ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                               $   236,978
   Accrued expenses                                                   191,730
   Note payable - bank                                                 30,172
   Loans payable - officers                                            55,523
   Due to related parties                                           4,853,935
                                                                  -----------
    TOTAL CURRENT LIABILITIES                                       5,368,338

   Note payable - bank (net of current portion)                        90,519
                                                                  -----------
    TOTAL LIABILITIES                                               5,458,857
                                                                  -----------

STOCKHOLDERS' EQUITY
   Preferred Stock - $.0001 par value, 10,000,000 authorized shares-none issued Common stock - $.0001 par value, 100,000,000
    authorized shares, 20,586,310  shares issued and outstanding        2,059
   Additional paid in capital                                      12,476,067
   Deferred compensation                                             (721,074)
   Accumulated deficit                                            (11,642,215)
   Accumulated other comprehensive loss                               (39,293)
                                                                  -----------
    TOTAL STOCKHOLDERS' EQUITY                                         75,544
                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 5,534,401
                                                                  ===========




                   See notes to consolidated financial statements

                            LIGHT MANAGEMENT GROUP, INC

                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Years Ended
                                                      --------------------------
                                                      December 31,  December 31,
                                                      ------------  ------------
                                                           2000         1999
                                                      --------------------------
                                                        (Restated - see note 3)


SALES                                                  $  711,630    $1,038,216

COST OF SALES                                             560,398       112,314
                                                      ------------   -----------
GROSS PROFIT                                              151,232       925,902
                                                      ------------   -----------
EXPENSES
   Selling, general and administrative expenses
     (exclusive of $4,394,413 for 2000 reported below
      as non-cash salaries and services)                2,216,079     2,606,343
   Purchased Research and Development                     630,000            -
   Litigation settlement                                  390,384            -
   Non-cash salaries and services                       4,394,413            -
   Depreciation and amortization                          270,754       100,151
                                                       -----------   -----------

TOTAL OPERATING EXPENSES                                7,901,630     2,706,494
                                                       -----------   -----------
LOSS FROM OPERATIONS                                   (7,750,398)   (1,780,592)

INTEREST EXPENSE                                        1,606,788        62,872
                                                       -----------   -----------
NET LOSS                                              $(9,357,186)  $(1,843,464)
                                                       -----------   -----------
NET LOSS PER SHARE - BASIC AND DILUTED                 $    (0.48)   $    (0.12)
                                                       ===========   ===========
Weighted Average Shares Used in Computation -
   Basic and diluted                                   19,605,250    15,568,611
                                                       ===========   ===========















                   See notes to consolidated financial statements



                                               LIGHT MANAGEMENT GROUP, INC

                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                     Additional              Other                     Total           Total
                                  Common     Stock   Paid in    Deferred     Comprehensive Accumulated Stockholders    Comprehensive
                                  Shares     Amount  Capital    Compensation Loss          Deficit     Equity (Deficit)Loss
                                ----------------------------------------------------------------------------------------------------
Balance, December 31, 1998       $ 7,950,000 $  795  $ 435,349  $      -     $       -     $  (441,565)  $   (5,421)    $       -

Reverse split - May 1999         (5,300,000)   (530)        -          -             -              -          (530)            -

Issuance of Common Stock          11,446,672  1,145     50,183         -             -              -        51,328             -

Stock issued for acquisition of
   Laser Show Sytems Canada        3,000,000    300  1,223,123         -             -              -     1,223,423             -

Net loss                                  -      -          -          -             -      (1,843,464)  (1,843,464)            -

                                ----------------------------------------------------------------------------------------------------
Balance, December 31, 1999        17,096,672  1,710  1,708,655         -             -      (2,285,029)    (574,664)            -
 (Restated - see note 3)

Signing bonuses given to officers
    and employees                    383,000     38  1,008,886         -             -              -     1,008,924             -

Shares issued for acquisition of
   research and development from
   1028177 Ontario Limited           360,000     36    629,964         -             -              -       630,000             -

Shares issued for acquisition of
    LSS UK                           897,600     90    646,334         -             -              -       646,424             -

Shares issued for consulting
    services                         755,000     76  1,803,925         -             -              -     1,804,001             -

Shares issued for acquisition of
    Exclusive Advertising Inc.       500,000     50  2,499,950         -             -              -       500,000             -

Shares issued for legal services     111,500     11    236,997         -             -              -       237,008             -

Exercise of options                  482,538     48    373,760         -             -              -       373,808             -

Options granted: excess of market
    price over exercise price             -      -   2,128,000         -             -              -     2,128,000             -

Stock rights issued to Omega
    Financial Corp. for loan to
    Company                               -      -   1,439,596         -             -              -     1,439,596             -

Employees' deferred compensation          -      -          -    (721,074)           -              -      (721,074)            -

Foreign currency translation
    adjustment                            -      -          -          -        (39,293)            -       (39,293)       (39,293)

Net Loss (Restated - see note 3)          -      -          -          -             -      (9,357,186)* (9,357,186)    (9,357,186)

                                ----------------------------------------------------------------------------------------------------
Balance, December 31, 2000        20,586,310 $2,059 $12,476,067 $(721,074)     $(39,293)  $(11,642,215)*  $  75,544    $(9,396,479)
                                ----------------------------------------------------------------------------------------------------
(* Restated - see note 3)


                              See notes to consolidated financial statements

                           LIGHT MANAGEMENT GROUP, INC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Years Ended
                                                    ----------------------------
                                                    December 31,  December 31,
                                                        2000         1999
                                                    ------------- --------------
                                                      (Restated - see note 3)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $ (9,357,186)  $ (1,843,464)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
    Depreciation and amortization                        270,754          3,774
    Stock issued for salaries                          1,008,924             -
    Stock issued for legal services                      237,008             -
    Stock issued for consulting services               1,020,481             -
    Stock rights issued to Omega Financial Corp. for
     loan to Company resulting in interest expense     1,439,596             -
    Acquisition of research and development with stock   630,000             -
    Options granted: excess of market price over
     exercise price                                    2,128,000             -
    Expenses paid by related company                          -       1,600,000

   Changes in assets and liabilities (net of effect of acquisitions):
    Decrease in accounts receivable                      680,305     (1,366,038)
    Increase (Decrease) in inventory                    (334,508)     1,085,000
    Decrease (Increase) in prepaid and other current
      assets                                             743,086        (15,506)
    Decrease in accounts payable                        (373,531)       (77,552)
    (Decrease) Increase in accrued expenses             (401,852)       278,205
                                                    ------------- --------------
NET CASH USED IN OPERATING ACTIVITIES                 (2,308,923)      (335,581)
                                                    ------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment            (263,480)       (70,390)
   Purchase of  patent                                  (700,000)            -
                                                    ------------- --------------
NET CASH USED IN INVESTING ACTIVITIES                   (963,480)       (70,390)
                                                    ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable - bank                      (22,630)            -
   Proceeds from loans payable                                -          85,401
   Proceeds from loans payable - related parties       2,976,461        269,242
   Proceeds on exercise of stock options                 373,808             -
   Sale of common stock                                       -          51,328
                                                    ------------- --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              3,327,639        405,971
                                                    ------------- --------------
NET INCREASE  IN CASH                                     55,236             -

CASH - Beginning of year                                      -              -
                                                    ------------- --------------
CASH  - End of year                                 $     55,236  $          -
                                                    ============= ==============
SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:

Cash paid for interest                              $     17,190  $      40,942
                                                    ============= ==============
Cash paid for taxes                                 $         -   $          -
                                                    ============= ==============
NON-CASH FINANCING AND INVESTING ACTIVITIES:

 Shares issued for acquisition of Canada            $         -   $   1,223,423
                                                    ============= ==============
 Shares issued for acquisition of LSS UK            $    646,424  $          -
                                                    ============= ==============
 Shares issued for acquisition of Exclusive
    Advertising, Inc.                               $  2,500,000  $          -
                                                    ============= ==============

                      See notes to consolidated financial statements

                               LIGHT MANAGEMENT GROUP INC.

                          NOTES TO FINANCIAL STATEMENTS

                          YEARS ENDED DECEMBER 31, 2000 AND 1999


1.    ORGANIZATION AND SIGNIFICANT EVENTS

      Triton Acquisition Corporation (formerly Triton Asset Management, Inc.) ("Triton") was originally incorporated on March 4, 1985 under the laws of the State of Florida as Vyquest International Capital, Inc. Triton was formed for the purpose of seeking, investigating, and if warranted, acquiring an interest in or merging with a suitable on-going entity.

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

2.    SUMMARY OF Significant Accounting Policies

      a. Basis of Presentation - The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $9,360,000 and $1,843,000 for the years ended December 31, 2000 and 1999, respectively. Additionally, the Company had a working capital deficiency of approximately $3,462,000 at December 31, 2000, which creates substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations and acquisitions. In addition, in March 2001, $4,800,000 of loans to a related party was converted into $3,200,000 of preferred shares and $1,600,000 of common shares of the Company's stock. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

      c. Basis of Consolidation - The Consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Laser Shows Systems International, Inc., Laser Show Systems (Canada) Ltd., Exclusive Advertising, Inc. (all Canadian Corporations), and Laser Shows Systems Investments, Inc. (a United Kingdom corporation) collectively referred to as the "Company." All significant intercompany transactions and balances have been eliminated in consolidation.

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

       m. Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as a component of comprehensive income be reported in the financial statements that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of stockholders' equity and in the balance sheet as a component of stockholders' equity.

      n. Stock-based Compensation - The Company accounts for all transactions under which employees, officers and directors receive shares of stock or options in the Company in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), under which no compensation cost is recognized. The Company adopted Statements of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," for disclosure purposes, and has adopted the proforma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for the employee, officers and directors stock plan other than for options issued at an exercise price below market price, to non-employees for consulting services or to debt providers that had stock or options attached.

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

      s.    New Accounting Standards

            (i) In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was issued in June 1998. SFAS 137 defers the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt the provisions of SFAS No. 133 for the year ended December 31, 2001. The application of the new pronouncement should not have a material impact on the Company's financial statements.

            (ii) In December 1999, the United States Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements". (The implementation date of SAB 101, was subsequently amended by SAB 101A and SAB 101B.) Under SAB 101 additional guidance on revenue recognition criteria and related disclosure requirements are required. Implementation of SAB No. 101 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, but is effective retroactively to the beginning of that fiscal period (per SAB
                  101B). Company management has evaluated the standard and the reporting implications thereof, and has determined that there will not be a significant impact on the Company's operating results.

3.    ACCOUNTING ADJUSTMENTS

a)    1999
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

b)    2000
      Subsequent to the completion of its 2000 audit, the company identified $327,185 of expense, which were paid for by a related company. In addition, the company had recorded a discount to notes payable of $1,439,586 related to the issuance of warrants in connection with borrowings from such entity. Since the loans were due upon demand, the Company has restated its financial statements to record an expense for such discount in the year ended December 31, 2000. In addition, the Company has included the disclosure of the conversion in March 2001, of $1,600,000 of debt into shares of its common stock, which was not previously disclosed.

The aforementioned adjustments have been reflected in the Company's financial statements as follows:

                                   December 31, 2000
                              As reported
                                in 2000
                              Form 10-KSB     As Restated
                              -------------   -------------
Current assets                 $1,906,503      $1,906,503
Long-term assets                3,627,898       3,627,898
                              -------------   -------------
Total assets                   $               $
                              =============   =============
Total liabilities              $3,692,076      $5,458,857
                              -------------   -------------
Total shareholders' equity     $1,842,325      $   75,544
                              -------------   -------------
                               $5,534,401      $5,534,401
                              =============   =============



                              December 31, 1999                December 31, 2000
                         As reported
                           in 1999                       in 2000 Form
                         Form 10-KSB     As Restated        10-KSB        As Restated
                         -------------   -------------   --------------   -------------
Sales                     $ 1,061,572     $ 1,038,216     $   711,630      $   711,630
Cost of sales                 112,314         112,314         560,398          560,398
                         -------------   -------------   --------------   -------------
Gross profit                  949,258         925,902         151,232          151,232

Total operating expenses      990,762       2,706,494       7,574,445        7,901,630
                         -------------   -------------   --------------   -------------
Loss from operations          (41,504)     (1,780,592)     (7,423,213)      (7,750,398)
Interest expense               62,872          62,872         167,192        1,606,788
                         -------------   -------------   --------------   -------------
Net loss                  $  (104,376)     (1,843,464)    $(7,590,405)     $(9,357,186)
                         =============   =============   ==============   =============
Net loss per share -
basic and diluted         $     (0.07)    $     (0.12)    $     (0.39)     $     (0.48)
                         =============   =============   ==============   =============
Weighted Average Shares
Used in Computation -
Basic and diluted          15,568,611      15,568,611      19,605,250       19,605,250
                         =============   =============   ==============   =============


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

      All of the above acquisitions were recorded under the purchase method of accounting. The following is a summary of the acquisitions:

                                                       2000             1999
                                                  ---------------   ------------
            Purchase Price                         $  4,378,910     $ 1,550,778
            Fair Value of Assets Acquired            (1,220,452)     (1,550,778)
            In Process Research and Development         630,000              -
                                                  ---------------   ------------
            Goodwill                               $  2,528,458     $       -0-
                                                  ===============   ============

      The detailed components consist of the following:

            Cash to Sellers                        $    700,000     $        -
            Common Stock to Sellers
            (1,007,600 shares in 2000 and
            3,000,000 shares in 1999)                 3,678,910       1,550,778
                                                   --------------   ------------
            Purchase Price                         $  4,378,910     $ 1,550,778
                                                   ==============   ============

      The following table summarizes the pro forma consolidated results of operations (unaudited) of the Company and the 2000 and 1999 acquisitions as though the acquisitions had been consummated at January 1, 1999. The proforma amounts give effect to the appropriate adjustments for the fair value of the assets acquired and amortization of goodwill.

                                                           Years Ended
                                                           December 31,
                                                 -------------------------------
                                                      2000              1999
                                                 -------------------------------
           Total revenue                         $    811,398      $  1,243,147
           Net loss                              $ (9,361,534)     $ (1,968,416)
           Net loss per share                    $       (.48)     $       (.11)
           Weighted average number of shares     $ 19,363,849      $ 17,196,591

5.    INVENTORIES

      Inventories consist of the following at December 31, 2000:

               Raw Material               $  9,745
               Finished Goods              964,763
                                     --------------
                                          $974,508
                                     ==============


6.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at December 31, 2000:

                                              Estimated
                                             Useful life
                                             -----------
               Equipment                       5 years      $ 229,270
               Furniture and fixtures          5 years         36,021
               Leasehold improvements          5 years         90,402
               Computers                       3 years         39,285
               Automobiles                     3 years          5,132
                                                            -----------
                                                              400,110
                 Less: accumulated depreciation               101,801
                                                            -----------
                                                            $ 298,309
                                                            ===========


7.    NOTE PAYABLE - BANK

      At December 31, 2000, the Company had a bank loan requiring monthly payments of $2,515 plus interest at 2.5% above prime, maturing in 2004, secured by certain equipment. The debt matures as follows:

            Year Ending
            December 31

                2001                             $ 30,180
                2002                               30,180
                2003                               30,180
                2004                               30,151
                                                 $120,691

8.    Related Party Transactions


      a.    DUE TO OFFICERS

            Due to officers on the accompanying balance sheet represents the balance owed to two officers for advances to the Company and expenses paid on behalf of the Company during the years ended December 31, 2000 and 1999.

      b.    DUE TO RELATED PARTIES

            During the years ended December 31, 2000 and 1999, a principal shareholder of the Company, which is a corporation, advanced the Company $2,832,319 and $269,242 during the year ended December 31, 2000 and 1999. The Chief Executive Officer of the Company is also a shareholder of the lending company. In addition, during 1999, such company paid $1,600,000 of expenses on behalf of the Company. The advances were evidenced by notes bearing interest ranging from 5% to 6%. The $1,600,000 obligation is without interest. In conjunction with the aforementioned borrowings, the Company issued 1,000,000 stock rights to acquire the Company's common stock at exercise prices ranging from $2.25 to $3.50 per share. The exercise of such rights expires August 1, 2003. The issuance of the rights has been recorded as interest expense of $1,439,596.

            A summary of the Company's related party obligations is as follows:

                  Notes payable and advances             $   4,700,000
                  Accrued Interest                             153,935
                                                        ----------------
                                                         $
                                                        ================

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

                                        Options          Weighted
                                                         average
                                                      Exercise price
                                     --------------   ---------------
      Balance at January 1, 2000               -                 -
      Granted                           1,501,935      $       1.68
      Exercised                          (482,538)              .77
                                     --------------   ---------------
      Balance at December 31, 2000      1,019,387      $       2.11
                                     ==============   ===============

     The following is additional information related to the Company's stock options as of December 31, 2000.

       -------------------------------------------------------------------------
         Exercise    Outstanding    Remaining    Weighted Average
          Price                    Contractual                      Exercisable
          Range        Options     Average Life   Exercise Price      Options
       -------------------------------------------------------------------------
       -------------------------------------------------------------------------
       $1.50-2.73     1,019,397        4.5             $2.11         1,019,397
       -------------------------------------------------------------------------

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

           Net loss:                  As reported   $ (9,357,186)
                                      Pro forma     $(11,712,384)
           Net loss per share:
              Basic and diluted       As reported   $      (0.48)
              Basic and diluted       Pro forma     $      (0.60)

10.   COMMITMENTS

      a) The Company has a five-year employment agreement with its Chief Executive Officer, which commenced May 1, 1999 which provides for annual compensation of $250,000. In addition, such officer is granted on January 1 of each year, options equivalent to three times the officer's annual salary divided by 125% of the closing price of the Company's common stock on December 31 of the prior year.

b) The Company has an employment agreement with its President, which provides for current annual compensation of $107,000. The employment agreement also provides for the annual granting of stock options. The Company has not yet fixed the terms of such agreement.

        c) The Company subleases its office from a related company on a month-to-month basis and leases its research and development premises, various computer equipments and two automobiles under operating leases. The minimum lease commitment under these operating lease agreements for the duration of the lease are as follows:

                        Years ended                Amounts
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

      The income tax benefit for year ended December 31, 2000 and 1999 differs from the amount computed by applying the statutory federal income tax rate to loss before income taxes is as follows:

                                                           2000          1999
                                                        -----------   ----------
         Income tax benefit computed at statutory rate  $ 3,181,000   $ 627,000
         Deductions for which no benefit derived         (3,181,000)   (627,000)
                                                        -----------   ----------
           Income tax benefit                           $        -    $      -
                                                        ===========   ==========

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

14.   LITIGATION SETTLEMENT

      During March 2000, the Company settled a litigation against the Company, the majority shareholder of the Company and other shareholders. Under the terms of the settlement, the Company paid approximately $400,000 to the plaintiff.

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

                                                          Sale of
                                                          Lasers and
                                                          related
                                                          lighting
                                            Advertising   equipment    Corporate   Consolidated
                                           ------------- ------------ ----------- --------------
       Sales to unaffiliated customers      $  368,452    $  343,177   $       -   $   711,630
       Interest Expense                         12,928        17,590    1,576,270    1,606,788
       Depreciation and amortization            31,060        36,715      202,979      270,754
       Segment assets                          259,690     4,949,960      324,751    5,534,401
       Long lived asset expenditures             1,320       262,160           -       263,480
       Segment loss                           (129,918)   (1,076,525)  (8,150,743)  (9,357,186)


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

      d.    CONVERSION OF RELATED PARTY DEBT

            In March 2001, the Company settled $3,200,000 of its loans payable to a Company in which the Company's principal shareholder and Chief Executive Officer is also a shareholder by issuing 2,766,798 shares of Series A Preferred Stock. Each share of preferred stock is convertible into one share of common stock at any time by the holder. In addition, the Company settled $1,600,000 of its loans payable to such company by issuing 1,855,072 shares of common stock.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On December 11, 2000, the Company's Board of Directors retained Feldman Sherb & Co., P.C. ("Feldman Sherb") as the Company's auditor for the fiscal year ended December 31, 2000. The Company decided to change auditors because it sought greater international experience than its previous auditor, James E. Slayton, C.P.A. ("Slayton").

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

BARRINGTON L. SIMON, C.G.A. Mr. Simon has been Chief Executive Officer and Director of the Company since May 19, 1999. Mr. Simon attended a general business degree program at the Stratford Technical College in England. Upon immigration to Canada he received recognition and the designation of Certified General Account. Mr. Simon has worked for many reputable companies such as Mercantile Bank of Canada (currently known as Citibank), Halton Credit Union, Colortron Photo Services, Taylor Leibow Chartered Accountant and PPG Canada Limited. In addition to working for the above companies, he has owned and operated his own accounting practice between 1982-1999 and his own financial services company between 1995-1999.

BRYAN LATIMER. Mr. Latimer has served as a director of the Company since May 1999. He has successfully owned and operated an automobile dealership, since 1989, specializing in the exportation of vehicles, fleet leasing and specialty application vehicles. Being a member of the Chamber of Commerce of Burlington, Ontario Canada, Mr. Latimer is registered with the

Ontario Minister of Consumer and Commercial Relations, currently known as the OMVIC. Mr. Latimer also worked for Daymond Vynal Products, a division of Red Path Sugar, as a distribution coordinator.

IAN BROCK. Mr. Brock has served as a director of the Company since February 1999. He has a sales background working with such companies as York International, as Sales Manager, GE Technical, as Sales Manager, Phillips Industries Engineered Productions, as Sales Engineer and American Standard Engineered Productions, as Sales Engineer. Mr. Brock is currently Pastor of the Brock Faith Ministries in Ontario, Canada.

Dr. DONALD IWACHA. Dr. Iwacha has been with the Company for almost two years and now serves as its President. Prior to joining the Company in July 1999, Dr. Iwacha was a Product Development Manager, Canadian Operations and Manager of Innovation, North American Flexibles, for algroup Lawson Mardon, a large multi-national packaging company. Dr. Iwacha received a Post Doctoral Fellow at the University of British Columbia in the Department of Biochemistry, graduated with a Ph.D. in Organic Chemistry and a B.Sc.Hons. from the University of Manitoba.

DR. ARKADI ROZENCHTEIN, Ph.D.. Dr. Rozenchtein has served as a director since August, 2000. He is instrumental in developing new technologies and the commercial products resulting from these developments. For the preceding five years, Dr. Rozenchtein was President of Laser Show Systems (Moscow) and Laser Show Systems Investments (UK) until their acquisition by the Company in 2000. Dr. Rozenchtein is a member of Legion of Honour and Chevaller, and also has the distinction of NYAS. He heads operations in Moscow, Russia and Burlington, Ontario.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person, who at any time during the fiscal year ended December 31, 2000, was a director, officer, or beneficial owner of more than ten percent (10%) of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year, other than Barrington Simon, who filed a form 4 on May 31, 2001, relating to his purchase of 13,500 shares in December 2000.

Item 10. Executive Compensation

The following table provides summary information for the years 2000 and 1999 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of its primary executive officers for the appropriate years.

                         SUMMARY COMPENSATION TABLES

                 Annual Compensation
-----------------------------------------------------
     Name and                                                Other Annual
Principal Position  Year   Salary (US$)    Bonus ($)       Compensation ($)
-------------------------------------------------------------------------------
    Don Iwacha,     2000     $107,000        - 0 -              - 0 -
     President
-------------------------------------------------------------------------------
 Barrington Simon,  2000     $250,000        - 0 -              - 0 -
  Chairman & CEO
-------------------------------------------------------------------------------
 Barrington Simon,  1999     $166,666         -0-           $1,103,964 (1)
  Chairman & CEO
-------------------------------------------------------------------------------

(1) This compensation constitutes the difference between the exercise price and market price for options to purchase 482,538 shares of the Company's Common Stock exercised by Simon on December 14, 2000. On July 5, 2000, the Board of Directors granted Simon options to purchase 1,200,000 shares of the Company's Common Stock as a bonus. These stock options have exercise prices varying from $0.25 to $2.00 per share. On December 14, 2000, a Settlement Agreement was signed by LMG and Mr. Simon whereby Mr. Simon exercised options to purchase 482,538 shares and tendered the collective exercise price of $373,808, by exchanging, or discharging, a $207,141 loan he had made to the Company, and by exchanging, or discharging, $166,667 the Company owed him as his unpaid salary for 1999. As a result of this grant, Simon now has options to purchase 717,462 shares at exercise prices between $1.50 and $2.00.


                                  Long Term Compensation
                         -----------------------------------------
                                 Awards              Payouts
                         -----------------------------------------
       Name              Restricted    Securities   LTIP Payouts   All Other
       and                 Stock       Underlying        ($)      Compensation
Principal Position Year Award(s)($)     Options/                      ($)
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
  Chairman & CEO
-------------------------------------------------------------------------------
(1) Such shares were obtained upon the exercise of options granted in Dr. Iwacha's Employment Agreement, dated July 19, 1999, which also entitles him to an annual salary of $107,000. Pursuant to this Agreement, on July 19 of each year during which Dr. Iwacha is employed, he is granted options to purchase shares of Common Stock equal to two (2) times his annual salary divided by the closing trading price of the Company's Common Stock on such date.

(2) Such shares were obtained upon the exercise of options granted in Mr. Simon's Employment Agreement, dated May 1, 1999. This agreement entitles him to an annual salary of $250,000 through April 30, 2004. On January 1 of each year during which Mr. Simon is employed, he is granted options to purchase shares of Common Stock equal to three (3) times his annual salary divided by 125% of the closing trade price of the Company's Common Stock on December 31 of the year preceding the grant of such options.

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

           Name and Address of               Number of Shares      Percent of
            Beneficial Owner                Beneficially Owned        Class
--------------------------------------------------------------------------------
    Omega Holdings, Bahamas, Ltd. (1)
           201 Saffrey Square                   4,430,331            19.74%
              P.O. Box N303
 Bay Street & Bank Lane, Nassau, Bahamas
--------------------------------------------------------------------------------
    Executive Officers and Directors
--------------------------------------------------------------------------------
           Barrington L. Simon
         3060 Mainway, Suite 301              3,218,798 (2)          14.34%
   Burlington, Ontario, Canada L7M1A3
--------------------------------------------------------------------------------
              Bryan Latimer
         3060 Mainway, Suite 301                 338,500              1.50%
   Burlington, Ontario, Canada L7M1A3
--------------------------------------------------------------------------------
                Ian Brock
         3060 Mainway, Suite 301                10,000 (3)        Less than 1%
   Burlington, Ontario, Canada L7M1A3
--------------------------------------------------------------------------------
            Dr. Donald Iwacha
         3060 Mainway, Suite 301                  38,000          Less than 1%
   Burlington, Ontario, Canada L7M1A3
--------------------------------------------------------------------------------
         Dr. Arkadi Rozenchtein
         3060 Mainway, Suite 301                  80,430          Less than 1%
   Burlington, Ontario, Canada L7M1A3
--------------------------------------------------------------------------------
   All Executive Officers & Directors           3,685,728            16.42%
        as a Group (Five persons)
--------------------------------------------------------------------------------

(1) Omega Holdings, Bahamas, Ltd. is 38% owned by Barrington Simon. Mr. Simon disclaims ownership of the shares owned by this entity.
(2) Includes 697,500 shares owned by Mr. Simon's wife, Elaine Simon. Mr. Simon disclaims ownership of the shares owned by Elaine Simon. Also includes the right to acquire 717,462 shares of Common Stock within 60 days upon the exercise of stock options.
(3) Includes 8,000 shares owned by Mr. Brock's wife, Nicole Brock.

Item 12. Certain Relationships and Related Transactions

During 1999 and 2000 Barrington Simon has advanced LMG monies as unsecured loans which equate to Twenty-One Thousand Five Hundred Ninety and 58/100's Dollars (US$21,590.58). These monies are considered loans payable by the Company and do not bear interest.

Between September 16, 1998 and September 1, 2000, Omega Holdings, Bahamas, Ltd. lent the Company US$3.1 million as working capital. This loan accrues approximately 6% interest. In March 2001, the Company settled $3,200,000 of its loans payable to a Company in which the Company's principal shareholder and Chief Executive Officer is also a shareholder by issuing 2,766,798 shares of Series A Preferred Stock. Each share of Preferred Stock is convertible into one share of Common Stock at any time by the holder.

In September 2000, Omega Holdings, Bahamas, Ltd. paid approximately US$1.6 million dollars to satisfy a debt owed by the Company to a third party. This loan accrued approximately a 6% interest. In March 2001, the Company settled this $1,600,000 loan payable by issuing Omega 1,855,072 shares of Common Stock.

Barrington Simon beneficially owns 38% of Omega Holdings, Bahamas, Ltd. He disclaims beneficial ownership of the shares of the Company's Common Stock which Omega owns because he does not have any involvement in the management of Omega.

Item 13. Exhibits and Reports on Form 8-K

(a)Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits attached hereto.

(b)Reports on Form 8-K. The Company filed one Form 8-K during the fourth quarter of the year ended December 31, 2000, on December 4, 2000, relating to its change in certifying accountant.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of June, 2001.

                          Light Management Group, Inc.


                          /s/ Donald Iwacha
                          Dr. Donald Iwacha, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                           Date


/s/ Donald Iwacha             President                       June 22, 2001
------------------------
Dr. Donald Iwacha


/s/ Barrington Simon          Chairman of Board of Director,  June 22, 2001
------------------------
Barrington Simon              Chief Executive Officer


/s/ Ian Brock                 Director                        June 22, 2001
------------------------
Ian Brock


/s/ Bryan Latimer             Director                        June 22, 2001
------------------------
Bryan Latimer


                              Director                        June 22, 2001
------------------------
Dr. Arkadi Rozenchtein

                              INDEX TO EXHIBITS



--------------------------------------------------------------------------
  Exhibit No.                     Description of Document
       3                        Articles of Incorporation*
       4                                  Bylaws*
       21                          List of Subsidiaries

--------------------------------------------------------------------------

* Such Exhibit is incorporated herein by reference to the Company's Form 10-SB.

                                    Exhibit 21


               List of Subsidiaries of Light Management Group, Inc.



State or Other Jurisdiction of               Name of Subsidiary and
Incorporation or Organization       Name Under Which Subsidiary Does Business


         Canada                   1028177 Ontario Ltd. (d/b/a Light Research &
                                             Development, Inc.)


         Canada                          Exclusive Advertising, Inc.


         Canada                       Laser Show Systems (Canada) Ltd.


     United Kingdom          Laser Show Systems Investment, LTD (United Kingdom)


         Nevada                       Light-Compact Manufacturing, Inc.


         Nevada                          LMG Biomedical Corporation


         Nevada                        LMGR Switch Technologies, Inc.


         Russia                                 LSSI (Russia)


         Nevada                             Optico Luz S.A., Inc.