Form 10QSB
period 2001-06-30
LIGHT MANAGEMENT GROUP INC
filed 2001-08-14
CIK 768152

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


COMMISSION FILE NUMBER: 2-97360-A
                        ---------


                         LIGHT MANAGEMENT GROUP, INC.
                         ----------------------------
      (Exact Name of Small Business Issuer as Specified in its Charter)


      NEVADA                                       75-2727932
      ------                                       ----------
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

                  YES   X                 NO

      On August 7, 2001, the number of shares outstanding of the issuer's Common Stock, $0.0001 par value (the only class of voting stock), was 22,676,382.

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

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS....................................................4

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...........................5


INDEX TO EXHIBITS............................................................6

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Light Management Group, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the three (3) and six (6) months ended June 30, 2001, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto and begin on page F-1 and are incorporated herein by this reference.

                         LIGHT MANAGEMENT GROUP, INC

                          CONSOLIDATED BALANCE SHEET

                                JUNE 30, 2001


                                    ASSETS

CURRENT ASSETS:
        Cash                                                    $      42,358
        Accounts receivable ( net of allowance of $2,000)             127,810
        Inventory                                                     954,070
        Prepaid expenses and other current assets                     305,328
                                                                  ------------
          TOTAL CURRENT ASSETS                                      1,429,566

PROPERTY AND EQUIPMENT - net of accumulated depreciation              340,644

GOODWILL - net                                                      2,389,094

PATENTS - net                                                         712,873
                                                                  ------------
TOTAL ASSETS                                                    $   4,872,177
                                                                  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                        $     704,875
        Accrued expenses                                              411,164
        Note payable - bank                                            69,348
        Loans payable - officers                                      215,442
        Due to related parties                                         53,935
                                                                  ------------
          TOTAL CURRENT LIABILITIES                                 1,454,764

        Note payable - bank (net of current portion)                   73,369
                                                                  ------------
          TOTAL LIABILITIES                                         1,528,133
                                                                  ------------
STOCKHOLDERS' EQUITY
        Preferred Stock - $.0001 par value, 10,000,000
          authorized shares, 2,766,798 shares
          issued and outstanding                                          277
        Common stock - $.0001 par value, 100,000,000
          authorized shares, 22,707,382 shares
          issued and outstanding                                        2,271
        Additional paid in capital                                 18,302,798
        Deferred compensation                                        (648,118)
        Accumulated deficit                                       (14,324,127)
        Accumulated other comprehensive loss                           10,943
                                                                  ------------
          TOTAL STOCKHOLDERS' EQUITY                                3,344,044
                                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   4,872,177
                                                                  ============


                See notes to consolidated financial statements

                           LIGHT MANAGEMENT GROUP, INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For The Three Months Ended      For The Six Months Ended
                                                        --------------------------------------------------------
                                                           June 30,     June 30,           June 30,    June 30,
                                                          -----------------------         ----------------------
                                                             2001         2000               2001        2000
                                                          ----------   ----------         ----------  ----------
SALES                                                     $  273,436   $   56,162         $  701,233  $  355,093

COST OF SALES                                                153,874       31,450            378,496      78,859
                                                          ----------   ----------         ----------  ----------
GROSS PROFIT                                                 119,562       24,712            322,737     276,234
                                                          ----------   ----------         ----------  ----------
EXPENSES
   Selling, general and administrative expenses            1,331,103      669,982          1,969,779   2,527,394
   Litigation expenses                                            -       (34,978)                -      390,384
   Depreciation and amortization                             131,581       62,739            259,169     125,101
                                                          ----------   ----------         ----------  ----------
TOTAL OPERATING EXPENSES                                   1,462,684      697,743          2,228,948   3,042,879
                                                          ----------   ----------         ----------  ----------
LOSS FROM OPERATIONS                                      (1,343,122)    (673,031)        (1,906,211) (2,766,645)

INTEREST EXPENSE                                               3,347       21,825             10,701      26,775
                                                          ----------   ----------         ----------  ----------
LOSS BEFORE EXTRAORDINARY ITEM                            (1,346,469)    (694,856)        (1,916,912) (2,793,420)

EXTRAORDINARY ITEM - loss on cancellation of debt                 -            -            (765,000)         -
                                                          ----------   ----------         ----------  ----------
NET LOSS                                                  (1,346,469)    (694,856)        (2,681,912) (2,793,420)

PREFERRED STOCK DIVIDEND                                     (55,336)          -            (110,672)         -
                                                          ----------   ----------         ----------  ----------
NET LOSS APPLICABLE TO COMMON STOCK                      $(1,401,805)  $ (694,856)      $(2,792,584) $(2,793,420)
                                                          ==========   ==========         ==========  ==========
NET LOSS PER SHARE - BASIC AND DILUTED
   Loss before extraordinary item                        $     (0.06)  $    (0.04)       $    (0.09)  $    (0.15)
   Extraordinary item                                             -            -              (0.04)          -
                                                          ----------   ----------         ----------  ----------
NET LOSS PER SHARE                                       $     (0.06)  $    (0.04)       $    (0.13)  $    (0.15)
                                                          ==========   ==========         ==========  ==========
Weighted Average Shares Used in Computation -
   Basic and diluted                                      22,526,767   18,941,797        21,869,369   18,376,174
                                                          ==========   ==========         ==========  ==========
NET LOSS                                                 $(1,346,469)  $ (694,856)      $(2,681,912) $(2,793,420)

OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment                       72,847     (119,926)           50,236     (119,926)
                                                          ----------   ----------         ----------  ----------
COMPREHENSIVE LOSS                                       $ 1,273,622   $  814,782        $2,631,676   $2,913,346
                                                          ==========   ==========         ==========  ==========




                      See notes to consolidated financial statements

                           LIGHT MANAGEMENT GROUP, INC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For The Six Months Ended
                                                                ---------------------------
                                                                  June 30,       June 30,
                                                                ------------   ------------
                                                                    2001           2000
                                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(2,681,912)   $ (2,793,420)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                    259,169         125,101
   Extraordinary item - loss on cancellation of debt                765,000              -
   Stock issued for salaries                                             -          348,475
   Stock issued for legal services                                       -          126,661
   Stock issued for consulting services                             262,220         800,737
   Acquisition of research and development with stock                    -          630,000

   Changes in assets and liabilities (net of effect of acquisitions):
   Decrease (Increase) in accounts receivable                       557,923          86,051
   Decrease (Increase) in inventory                                  20,438        (539,000)
   (Increase) in prepaid and other current assets                  (114,302)         (7,196)
   Decrease in deferred compensation                                 72,956              -
   Increase (Decrease) in accounts payable                          688,839        (417,626)
                                                                ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                              (169,669)     (1,640,217)
                                                                ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                       (120,612)       (693,174)
   Purchase of patent                                                      -       (567,657)
                                                                ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                              (120,612)     (1,260,831)
                                                                ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Repayment of) Proceeds from note payable - bank                 (41,483)        126,731
   Proceeds from (Repayment of) loans payable - officers            223,428         (66,401)
   Net increase in related party loan                                    -        3,036,751
                                                                ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           181,945       3,097,081
                                                                ------------   ------------
EFFECT OF EXCHANGE ON CASH                                           95,458        (119,926)

NET (DECREASE) INCREASE IN CASH                                     (12,878)         76,107

CASH -  Beginning of year                                            55,236              -
                                                                ------------   ------------
CASH  - End of period                                            $   42,358    $     76,107
                                                                ============   ============









                      See notes to consolidated financial statements

                           LIGHT MANAGEMENT GROUP, INC


SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:

Cash paid for interest                                           $   10,701    $     21,825
                                                                ============   =============
Cash paid for taxes                                              $       -     $         -
                                                                ============   =============
NON-CASH FINANCING AND INVESTING ACTIVITIES:

 Related party debt converted to preferred stock                 $3,200,000              -
                                                                ============   =============
 Related party debt converted to common stock                    $1,600,000              -
                                                                ============   =============
 Shares issued for acquisition of Exclusive Advertising, Inc.    $       -     $  2,500,000
                                                                ============   =============




















                      See notes to consolidated financial statements

                         LIGHT MANAGEMENT GROUP, INC.
                        NOTES TO FINANCIAL STATEMENTS
                        Six Months Ended June 30, 2001
                                 (Unaudited)

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the Six month period ended June 30, 2001, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's December 31, 2000 Form 10-KSB, financial statements and accompanying notes thereto.

2.    GOING CONCERN

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

3.    STOCKHOLDERS' EQUITY

      In March, 2001, the Company settled $3,200,000 of its loans payable, to an entity in which the Company's principal shareholder and Chief Executive Officer is also a shareholder, by issuing 2,766,798 shares of Series A cumulative Preferred Stock convertible into common stock on a one-for-one basis. Furthermore, the Company settled an additional $1,600,000 of its loans payable to such entity by issuing 1,855,072 shares of common stock valued at $2,365,000. As a result of the later transaction the Company recorded an extraordinary loss on extinguishment of debt of $765,000.

      During the six months ended June 30, 2001 the Company issued an aggregate of 266,000 shares of stock to various consultants for approximately $262,000 of consulting services provided during such period.

4.    JUNE 2000 RESTATEMENT

      The financial statements for the six months ended June 30, 2000 have been restated to reflect adjustments noted by the Company during the preparation of its year ending December 31, 2000 financial statements. The restatement is principally related to the issuance of shares of the Company's common stock for services, and the reversal of sales revenue and the reclassification of certain inventory previously classified as property and equipment. The effect on the previously reported results was to decrease sales by $729,045, increase total expenses by $554,355 and increase net loss by $1,283,400. Basic and diluted loss per share increased by ($0.04) to ($0.13).

5.    NEW ACCOUNTING STANDARD

      In July, 2001, the Financial Standards Board issued Statement of Financial Accounting Standard ("SFAS No. 141) "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using purchase method of accounting and prohibits the use of pooling-of-interest method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard should not be amortized but should be tested for impairment at least annually at the reporting unit level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company currently expenses approximately $171,000 annually for the amortization of goodwill.

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

General

The Company specializes in the development of new applications of optical and light technologies. These technologies use sound waves to focus and direct lasers. For example, one of the Company's proprietary laser projection systems, called the RGB Laser Projection System, produces graphic images in moving three dimensional designs that are utilized to market products on large-scale billboards. This laser system possesses software features which allow images to be manipulated into almost any position, size, or scale in 256 colors. This acousto- optic laser projection system works by a raster imaging process allowing images to be projected in three dimensional appearance, and to be active and moving across the full screen size.

Much of the Company's growth has been effected through mergers and acquisitions, as its operations are now conducted through five subsidiaries, three of which were acquired externally. The Company expects to continue to grow internally, as its technological products become more well known and are sold in increasing quantities, and externally, as it seeks to effect other acquisitions.

On April 20, 2001, the Company executed a Stock Purchase Agreement whereby it agreed to acquire fifty-one percent (51%) of Equitech Int'l Corporation ("Equitech") for a total consideration of five million dollars (US $5,000,000), as follows: (1) the Company has agreed to tender a cash payment in the amount of two million five hundred thousand dollars (US $2,500,000) on the closing date of the Agreement; and, in addition, (2) the Company has agreed to issue and transfer to Equitech an amount of shares of Company's common stock equal to two million five hundred thousand dollars (US $2,500,000). Although the Company firmly believes it will be able to procure financing to effect the Equitech acquisition, such financing has not yet been effected, and therefore, no assurance can be given that the Equitech acquisition will be consummated. The Company believes Equitech offers a variety of synergies regarding its technologies, processes and employees that make it an ideal business partner.

Results of Operations

As further discussed in note 4 to the unaudited financial statements attached hereto, the financial statements for the three (3) months and six (6) months ended June 30, 2000, have been restated to reflect adjustments noted by the Company during the preparation of its financial statements for the year ended December 31, 2000. The following discussion sets forth certain financial information regarding the Company's operations. The Company's financial statements, and the following discussion on results of operations, set forth financial information for the three months and six months ended June 30, 2001 and June 30, 2000.

The Company had sales revenues of $273,436 for its quarter ended June 30, 2001 as compared to $56,162 for the quarter ended June 30, 2000. For the six months ended June 30, 2001, the Company had sales revenues of $701,233 as compared to $355,093 for the six months ended June 30, 2000. The revenues of the Company have been less than hoped and are believed to reflect the economic stagnation across North America as well as the comprehensive qualification process inherent in the industries to which the Company's products are targeted.

Operating expenses increased from $697,743 for the quarter ended June 30, 2000 to $1,462,684 for the second quarter of the year 2001. This increase is largely attributable to an increase in selling, general and administrative expenses which resulted from an increase in the amount of services rendered from independent professionals and consultants. These expenses increased from $669,982 for the quarter ended June 30, 2000, to $1,331,103 for the quarter ended June 30, 2001. The increase in total operating expenses resulted in an increase in the net loss for the quarterended June 30, 2001 of $1,346,469, as compared to a net loss of $694,856 for the same period in 2000. A significant portion of these operating expenses for the quarter ended June 30, 2001, arose in connection with the opening of the Company's office in Norcross, Georgia, a suburb of Atlanta.

Operating expenses decreased from $3,042,879 for the six months ended June 30, 2000 to $2,228,948 for the same period in 2001. This decrease is attributable to a decrease in selling, general and administrative expenses from $2,527,394 for the six months ended June 30, 2000 to $1,969,779 for the same period in 2001, and a decrease in litigation expenses from $390,384 for the six months ended June 30, 2000 to zero for the same period in 2001. This decrease in total operating expenses when combined with lesser sales revenues resulted in a slight improvement in the Company's net loss for the six months ended June 30, 2001 of $2,681,912 from $2,793,420 as of June 30, 2000.

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

                         PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of shareholders of the Company was held on July 27, 2001. The following matters were voted upon at the meeting.

PROPOSAL NO. 1:   Election of the Board of Directors until the next Annual
                  Shareholders Meeting. The number of votes cast for each nominee was sufficient for all to be elected.

                                                                  BROKER
                           FOR       AGAINST     WITHHELD        NON-VOTES
Barrington Simon        17,087,711    4,600        1,720         8,519,955
Dr. Arkadi Rozenchtein  17,087,711    4,600        1,620         8,520,055
Ian Brock               17,087,711    1,600        1,620         8,520,055
Austin Thorne           16,071,762   20,820    1,002,249         8,520,155

PROPOSAL NO. 2:   Ratification of the employment of Feldman Sherb & Co., P.C. as the Company's independent auditor for the fiscal year ending
                  December 31, 2001. The number of votes required for this proposal to pass was 8,547,416 and, as the total number of votes cast for this proposal was 17,083,239, the proposal passed.

                                                                  BROKER
                           FOR       AGAINST     WITHHELD        NON-VOTES
                        17,083,239    2,100        9,492         8,520,155

PROPOSAL NO. 3:   Amendment of the Company's Articles of Incorporation to
                  increase the number of shares of the Company's common stock authorized for issuance from 100,000,000 to 200,000,000. The number of votes required for this proposal to pass was 14,679,189 and, as the total number of votes cast for this proposal was 16,038,997, the proposal passed.

                                                                  BROKER
                           FOR       AGAINST     WITHHELD        NON-VOTES
                        16,038,997  1,040,924     14,910         8,520,153

PROPOSAL NO. 4:   Adoption of the 2001 Stock Incentive Plan.  The number of
                  votes required for this proposal to pass was 8,547,416 and, as the total number of votes cast for this proposal was 16,090,364, the proposal passed.

                                                                  BROKER
                           FOR       AGAINST     WITHHELD        NON-VOTES
                        16,090,364   971,887      32,080         8,520,155

PROPOSAL NO. 5:   Any other business as may properly come before the meeting or any adjournment thereof. The number of votes required for this proposal to pass was 8,547,416 and, as the total number of votes cast for this proposal was 16,070,262, the proposal passed.

                                                                  BROKER
                           FOR       AGAINST     WITHHELD        NON-VOTES
                        16,070,262   20,820     1,002,249        8,520,155


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

LIGHT MANAGEMENT GROUP, INC.


/s/ Dr. Donald Iwacha
Dr. Donald Iwacha
President, Chief Executive Officer

Dated: August 14, 2001

                              INDEX TO EXHIBITS

      Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT NO.    PAGE NO.          DESCRIPTION

3.1               *              Articles  of  Incorporation

3.2               *              Bylaws