Form 10QSB
period 2001-09-30
LIGHT MANAGEMENT GROUP INC
filed 2001-11-19
CIK 768152

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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

                  YES   X                 NO

      On November 16, 2001, the number of shares outstanding of the issuer's Common Stock, $0.0001 par value (the only class of voting stock), was 23,097,790.

                              Table of Contents



PART I - FINANCIAL INFORMATION...............................................1

      ITEM 1.  FINANCIAL STATEMENTS..........................................1

      ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF
               OPERATION.....................................................2


PART II - OTHER INFORMATION..................................................3

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................3

INDEX TO EXHIBITS............................................................5

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Light Management Group, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of September 30, 2001, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto and begin on page F-1 and are incorporated herein by this reference.

The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2000.

                           LIGHT MANAGEMENT GROUP, INC
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents (including restricted cash of $25,000)  $   47,710
   Accounts receivable ( net of allowance of $2,000)                    187,904
   Inventory                                                            925,417
   Prepaid expenses and other current assets                            261,456
                                                                     -----------
       TOTAL CURRENT ASSETS                                           1,422,487

PROPERTY AND EQUIPMENT - net of accumulated depreciation                316,164

GOODWILL - net                                                        2,346,442

PATENTS - net                                                           648,516
                                                                     -----------
TOTAL ASSETS                                                         $4,733,609
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                  $1,057,790
   Accrued expenses                                                     618,805
   Note payable - bank                                                   69,348
   Loans payable - officers                                             428,956
   Due to related parties                                                53,935
                                                                     -----------
       TOTAL CURRENT LIABILITIES                                      2,228,834

  Note payable - bank (net of current portion)                           70,907
                                                                     -----------
       TOTAL LIABILITIES                                              2,299,741
                                                                     -----------
STOCKHOLDERS' EQUITY
   Preferred Stock - $.0001 par value, 10,000,000 authorized shares,
    2,766,798 shares issued and outstanding                                 277
   Common stock - $.0001 par value, 200,000,000
    authorized shares, 22,939,382 shares issued and outstanding           2,294
   Additional paid in capital                                        18,386,575
   Deferred compensation                                               (611,640)
   Accumulated deficit                                              (15,304,326)
   Accumulated other comprehensive loss                                 (39,312)
                                                                     -----------
           TOTAL STOCKHOLDERS' EQUITY                                 2,433,868
                                                                     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $4,733,609
                                                                     ===========


                   See notes to consolidated financial statements

                           LIGHT MANAGEMENT GROUP, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended            Nine Months Ended
                                                 September 30   September 30   September 30  September 30
                                                -------------- -------------- -------------- -------------
                                                     2001           2000           2001           2000
                                                -------------- -------------- -------------- -------------
SALES                                           $    255,019   $     178,269  $     956,252  $    533,362

COST OF SALES                                         89,191         240,769        467,687       319,628
                                                -------------- -------------- -------------- -------------
GROSS PROFIT                                         165,828         (62,500)       488,565       213,734
                                                -------------- -------------- -------------- -------------
EXPENSES
  Selling, general and administrative expenses     1,016,044         546,319      2,985,823     3,073,713
  Litigation expenses                                     -               -              -        390,384
  Depreciation and amortization                      123,230          72,827        382,399       197,928
                                                -------------- -------------- -------------- -------------
TOTAL OPERATING EXPENSES                           1,139,274         619,146      3,368,222     3,662,025
                                                -------------- -------------- -------------- -------------
LOSS FROM OPERATIONS                                (973,446)       (681,646)    (2,879,657)   (3,448,291)

INTEREST EXPENSE                                       6,753             356         17,454        27,131
                                                -------------- -------------- -------------- -------------
LOSS BEFORE EXTRAORDINARY ITEM                      (980,199)       (682,002)    (2,897,111)   (3,475,422)

EXTRAORDINARY ITEM - loss on cancellation of debt         -               -        (765,000)           -
                                                -------------- -------------- -------------- -------------
NET LOSS                                            (980,199)       (682,002)    (3,662,111)   (3,475,422)

PREFERRED STOCK DIVIDEND                             (55,336)             -        (166,008)           -
                                                -------------- -------------- -------------- -------------
NET LOSS APPLICABLE TO COMMON STOCK             $ (1,035,535)  $    (682,002) $  (3,828,119) $ (3,475,422)
                                                ============== ============== ============== =============
NET LOSS PER SHARE - BASIC AND DILUTED
     Loss before extraordinary item             $      (0.05)  $       (0.03) $       (0.14) $      (0.18)
       Extraordinary item                                 -               -           (0.03)           -
                                                -------------- -------------- ------------- -------------
NET LOSS PER SHARE                              $      (0.05)  $       (0.03) $       (0.17) $      (0.18)
                                                ============== ============== ============== =============
Weighted Average Shares Used in Computation -
   Basic and diluted                              22,797,523      19,608,212     22,182,154    18,789,851
                                                ============== ============== ============== =============
NET LOSS                                        $   (980,199)  $    (682,002) $  (3,662,111) $ (3,475,422)

OTHER COMPREHENSIVE LOSS, NET OF TAX
     Foreign currency translation adjustment         (50,255)             -             (19)           -
COMPREHENSIVE LOSS                              $ (1,030,454)  $    (682,002) $  (3,662,130) $ (3,475,422)
                                                ============== ============== ============== =============





                      See notes to consolidated financial statements

                           LIGHT MANAGEMENT GROUP, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Nine Months Ended
                                                            ----------------------------
                                                            September 30,  September 30,
                                                            -------------  -------------
                                                                2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $ (3,662,111)  $ (3,475,422)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                              382,399        197,928
      Extraordinary item - loss on cancellation of debt          765,000             -
      Stock issued for salaries                                    9,570        365,350
      Stock issued for legal services                                 -         126,661
      Stock issued for consulting services                       296,450        800,737
      Acquisition of research and development with stock              -         630,000

   Changes in assets and liabilities (net of effect of acquisitions):
      Accounts receivable                                        497,829        409,654
      Inventory                                                   49,091       (446,059)
      Prepaid and other current assets                           (70,430)       598,555
      Deferred compensation                                      109,434             -
      Accounts payable and accrued expenses                    1,249,395       (331,372)
                                                            -------------  -------------
NET CASH USED IN OPERATING ACTIVITIES                           (373,373)    (1,123,968)
                                                            -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                    (112,353)      (687,511)
   Purchase of patent                                                 -        (567,657)
                                                            -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                           (112,353)    (1,255,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Repayment of) Proceeds from note payable - bank              (43,945)       106,218
   Proceeds from (Repayment of) loans payable - officers         436,942        (66,401)
   Net increase in related party loan                                 -       2,329,486
   Proceeds from shares issued                                    40,000             -
                                                            -------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        432,997      2,369,303
                                                            -------------  -------------
EFFECT OF EXCHANGE ON CASH                                        45,203             -

NET DECREASE INCREASE IN CASH                                     (7,526)        (9,833)

Cash and cash equivalents -  Beginning of year                    55,236             -
                                                            -------------  -------------
Cash and cash equivalents - End of period                    $   47,710     $    (9,833)
                                                            =============  =============
SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:

Cash paid for interest                                       $   17,454     $    22,181
                                                            =============  =============
Cash paid for taxes                                          $       -      $        -
                                                            =============  =============
NON-CASH FINANCING AND INVESTING ACTIVITIES:

 Related party debt converted to preferred stock             $3,200,000     $        -
                                                            =============  =============
 Related party debt converted to common stock                $1,600,000     $        -
                                                            =============  =============
 Shares issued for acquisition of Exclusive Advertising, Inc.$       -      $ 2,500,000
                                                            =============  =============



                   See notes to consolidated financial statements

                          LIGHT MANAGEMENT GROUP, INC.
                        NOTES TO FINANCIAL STATEMENTS
                     Nine Months Ended September 30, 2001
                                 (Unaudited)

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the nine months period ended September 30, 2001, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's December 31, 2000 Form 10-KSB, financial statements and accompanying notes thereto.

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

3.    RECENT ACCOUNTING STANDARDS

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

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position or results of operations in future periods.

4.    SEPTEMBER 2000 RESTATEMENT

      The financial statements for the nine months ended September 30, 2000 have been restated to reflect adjustments noted by the Company during the preparation of its year ending December 31, 2000 financial statements. The restatement is principally related to the issuance of shares of the Company's common stock for services, and the reversal of sales revenue and the reclassification of certain inventory previously classified as property and equipment. The effect on the previously reported results was to decrease sales by $1,101,683, increase total expenses by $514,283 and increase net loss by $1,615,966. Basic and diluted loss per share increased by ($0.07) to ($0.18).

5.    BORROWINGS

      In July 2001, the Company obtained a $50,000 revolving Line of Credit from a bank secured by a $25,000 certificate of deposit. During the nine months ended September 30, 2001 the Company borrowed approximately $300,000 from its Chairman. Such borrowings are without interest and are due upon demand. As at September 30, 2001, the amount due to such officer was $332,430.

6.    STOCKHOLDERS' EQUITY

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

      During the nine months ended September 30, 2001 the Company issued an aggregate of 287,000 shares of stock to various consultants for approximately $296,000 of consulting services provided during such period and 11,000 shares of stock to employees for approximately $10,000 as a signing bonus. The Company also sold 200,000 shares for $40,000 to a former shareholder and officer.

7.    STOCK PURCHASE AGREEMENT

      On July 25, 2001, the Company entered into an agreement to purchase 51% of the stock of a company for $5,000,000. The purchase price will consist of cash for $2,500,0000 and the balance by the issuance of shares of the Company's common stock. The transaction has not yet been closed.

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

Results of Operations

As further discussed in note 4 to the unaudited financial statements attached hereto, the financial statements for the three (3) months and nine (9) months ended September 30, 2000, have been restated to reflect adjustments noted by the Company during the preparation of its financial statements for the year ended December 31, 2000. The following discussion sets forth certain financial information regarding the Company's operations. The Company's financial statements, and the following discussion on results of operations, set forth financial information for the three months and nine months ended September 30, 2001 and September 30, 2000.

The Company had sales revenues of $255,019 for its quarter ended September 30, 2001 as compared to $178,269 for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, the Company had sales revenues of $956,252 as compared to $533,362 for the nine months ended September 30, 2000.

Operating expenses increased from $619,146 for the quarter ended September 30, 2000 to $1,139,274 for the third quarter of the year 2001. This increase is largely attributable to an increase in selling, general and administrative expenses which resulted from an increase in the amount of services rendered from independent professionals and consultants. These expenses increased from $546,319 for the quarter ended September 30, 2000, to $1,016,044 for the quarter ended September 30, 2001. The increase in total operating expenses resulted in an increase in the net loss for the quarter ended September 30, 2001 of $980,199, as compared to a net loss of $682,002 for the same period in 2000.

Operating expenses decreased from $3,662,025 for the nine months ended September 30, 2000 to $3,368,222 for the same period in 2001. This decrease is attributable to a decrease in selling, general and administrative expenses from $3,073,713 for the nine months ended September 30, 2000 to $2,985,823 for the same period in 2001, and the elimination of litigation expenses in 2001. Despite the decrease in operating expenses and the increase in sales revenues for the nine months ended September 30, 2001, the Company's net loss increased to $3,662,111 as compared to $3,475,422 for the nine months ended September 30, 2000. The increase in net loss is attributable to an extraordinary loss on extinguishment of debt of $765,000.

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

3.1   *     Articles of Incorporation
3.2   *     Bylaws

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this quarterly report on Form 10-QSB to be executed on its behalf by the undersigned, hereunto duly authorized.

LIGHT MANAGEMENT GROUP, INC.


/s/ Donald Iwacha
Donald Iwacha
President and Chief Executive Officer

Dated: November 19, 2001

                              INDEX TO EXHIBITS

      Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT     PAGE
NO.         NO.      DESCRIPTION

3.1         *        Articles  of  Incorporation

3.2         *        Bylaws