Form 10KSB
period 2001-12-31
LIGHT MANAGEMENT GROUP INC
filed 2002-04-22
CIK 768152

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number:   002-97360-A

                          LIGHT MANAGEMENT GROUP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


         NEVADA                                     75-2727932
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)

     3060 MAINWAY, SUITE 301, BURLINGTON, ONTARIO, CANADA          L7M 1A3
     ----------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)


                                 (905) 319-1111
                 ----------------------------------------------
                 Issuer's telephone number, including area code


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

              Yes X    No
                 ---     ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. [ ]

     Issuer's revenues for the fiscal year ended December 31, 2001, were $1,123,493.

     Aggregate market value of voting stock held by non-affiliates of the issuer as of April 8, 2002 was $2,631,639.20.

     Number of shares of common stock, $0.0001 par value, outstanding on April 8, 2002, was 30,240,246.

                                TABLE OF CONTENTS

PART I                                                                         1
     ITEM 1.   DESCRIPTION OF BUSINESS                                         1
     ITEM 2.   DESCRIPTION OF PROPERTY                                         5
     ITEM 3.   LEGAL PROCEEDINGS                                               5
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             5

PART II                                                                        5
     ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        5
     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       8
     ITEM 7.   FINANCIAL STATEMENTS                                           10
     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                            11

PART III                                                                      11
     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(A) OF HE EXCHANGE ACT      11
     ITEM 10.  EXECUTIVE COMPENSATION                                         11
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                                 12
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 12
     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                               13

INDEX TO EXHIBITS                                                             15

Forward-Looking Statements

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements included in this report, including, without limitation, statements contained under the captions "Item 1. Description of Business" and "Item 6. Management's Discussion and Analysis or Plan of Operation," and such other statements, except historical facts, regarding the Company's financial position, business strategy and plans of management for future operations, may constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which include, but are not limited to, words such as "expect,"
"anticipate," "estimate," "plan," "project" and "intend" are based on management's beliefs and assumptions, and on information currently available to management and involve certain known and unknown risks, uncertainties and other factors which may cause these statements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include, among others, the Company's ability to finance its operations and the ability to obtain such financing, uncertainties relating to the integration of acquired businesses and operations, the Company's ability to successfully implement its business plan and integrate any proposed and future business arrangements; potential fluctuations in financial results, dependence on product development, rapid technological and market change, failure to complete the manufacture of products on schedule and on budget, uncertainties relating to business and economic conditions in markets in which the Company operates or which relate to customer plans and commitments; dependence on intellectual property rights; the competitive environment in which the Company operates and such other risks as detailed from time to time in the Company's periodic reports filed with the United States Securities and Exchange Commission and other regulatory authorities.

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

LMG is pursuing strategic partnerships, license agreements and acquisitions to optimize, integrate and develop new applications for its laser technology in major urban markets. Five areas have been identified for application development:

     o    visual media (including outdoor advertising);
     o    digital communications;
     o    industrial equipment;
     o    aerospace; and
     o    bio-medical.

LMG focuses on three business strategies:

     o increasing research through joint ventures and increasing the number of contracts established with corporate partners;
     o establishing market position by patenting the full range of our products and designs; and
     o establishing market leadership by acquiring strategic, forward-looking partners.

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

              PRODUCTS AND SERVICES

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

LMG anticipates the market for its RGB-LPS to include outdoor advertising companies, property management companies, and specialty properties such as resorts and entertainment centers. Property management companies own and manage properties such as retail malls, large commercial buildings with retail components, and specialty sites. Laser intends to either sell the RGB-LPS units or to market them on a lease/revenue sharing arrangement with the above clients through its own sales group or associated agent companies. While LSSI's (Russia) RGB-LPS patent is only valid in Russia, LMG currently has multiple patents pending in the United States and intends to secure world wide patents on its technology.

Three patents were filed during the year 2000 with the United States Patent and Trademark Office. These patents relate to the following products: (1) an Acousto-Optical Switch for Fiber Optic Lines as part of an all optical fiber communication network; (2) an Information Compressor for Fiber Optic Lines, which is an invention that relates to wavelength division multiplexing in fiber optic systems; and (3) a Fiber Optic Display Screen, which is capable of displaying still and moving video images, particularly a graphic image in an array of pixels generated by the RGB-LPS. In addition to filing in the United States, the patents have been filed according to the Patent Co-operation Treaty
(PCT) in countries outside the United States. At present, the patent applications are under examination and patents have not been granted.

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

On April 20, 2001, LMG announced the creation of a new subsidiary, Optico Luz SA. The focus of Optico Luz SA is the "growth of the fiber optic and telecommunications industry in South America and other Spanish-speaking countries". "Optico Luz SA will work as a strategic partner with several optical components and network companies with an already-established presence in this region of the world." Optico Luz SA announced on March 4, 2002 that it had signed a Distribution Contract with Master Distributor Esoluciones S.A. to re-sell NetScreen Technologies products in Ecuador.

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

Laser UK allows LMG to contract with companies to provide the display of advertisements as well as the production of laser shows throughout Europe, and it facilitates contracts for product manufacturing in Europe. Although LSSI (Russia) enables LMG to conduct operations in Russia, it has been inactive to date.

              RESEARCH AND DEVELOPMENT

On January 14, 2000, the Company acquired all of the common stock of 1028177 Ontario, Ltd., d/b/a Light Research and Development ("LRD"). LRD is the research entity through which the Company conducts its research and development of new optic, laser and related technologies. LRD is operated by a high quality research team, led by Dr. Donald Iwacha, Ph.D., Dr. Arkadi Rozenchtein, Ph.D., and Dr. Gennadii Ivtsenkov. In addition to the development of new ideas and concepts, through LRD, the Company will focus on developing new applications using LMG's acousto-optic technology in five targeted growth areas: digital communications; visual media (e.g., outdoor advertising); industrial equipment; aerospace; and bio-medical. LRD intends to build product prototypes and commercially viable working models which it expects to develop into new leading technologies and products.

In the ensuing period, LRD introduced the Acousto-Optic Deflector (AOD) Switch for the Communications market on December 20, 2000. In 2001, Letters of Intent were signed with a number of companies, including Empyrean Communications, Inc., France Telecom, FibreWired Burlington Hydro Communications (FWBHC), and the Boeing Company to evaluate the switch. The decision was made to focus on the latter two opportunities. Successful Phase I and II testing has been done at FWBHC. Phase III testing is in progress.

In addition, the company introduced the first Ultra-violet (UV) Scanner using Acousto-Optic Deflection technology at the OFC Conference in Anaheim in March of 2001. In the ensuing period, work has proceeded to assess the suitable markets for the technology. This has included working with research institutions in Canada. An Agreement was reached with the Baylor College of Medicine to supply a Scanner to the College for testing and evaluation in research projects at the College.

ITEM 2.   DESCRIPTION OF PROPERTY

LMG does not own any real estate. It currently leases all facilities, other than home offices for sales representatives, and maintains a Canadian office and a Research and Development facility in Burlington, Ontario. LMG's executive offices are located in Burlington, Ontario, Canada, and in Atlanta, Georgia.

LMG has a month to month lease with Omega Holdings, Bahamas, Ltd. ("Omega"), a significant shareholder of LMG, for its Canadian office, for a monthly rent of $3,300.00. Barrington Simon, the Chief Financial Officer and a director of the Company, owns 38% of Omega and also has a 38% ownership interest in the entity that owns the remaining 62% of Omega. The Company negotiated the terms of this lease on an arms-length basis. LMG leases space for the R&D facility in Burlington, Ontario at 889 Fraser Drive from Rasda Holdings, Ltd. The term of the lease is from March 2000 to March 2005 and the monthly rent is $1,390.00.

LMG also leases 4,321 square feet of space in a suburb of Atlanta, Georgia at 5300 Oakbrook Parkway, Norcross, Georgia 30093 from AP Southeast Portfolio Partners, LP, a Delaware limited partnership d/b/a Highwoods Properties. The term of the lease is March 1, 2001 through February 28, 2006 and the monthly rent is $5,673.94.

In management's opinion, these leased properties are adequately covered by insurance. As the properties are leased, insurance coverage is on contents and liability.

ITEM 3.   LEGAL PROCEEDINGS

The Company knows of no material pending or threatened legal proceedings involving the Company or any of its subsidiaries.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were voted on during the fourth quarter of the Company's fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Articles of Incorporation were amended on July 27, 2001 to authorize the issuance of 200,000,000 shares of Common Stock, with a par value of $0.0001 (the "Common

Stock"). As of April 8, 2002, the number of issued and outstanding shares of Common Stock was 30,240,246, which shares were held of record by approximately 823 stockholders.

LMG's Common Stock is currently trading on the NASD OTC-BB under the symbol "LMGR". The high and low closing trading prices for its common stock for each fiscal quarter since January 1, 2000, are listed in the following table. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

      Fiscal Quarter       High Closing Price      Low Closing Price
---------------------------------------------------------------------------
     1st Quarter 2000            $16.31                   $1.75
     2nd Quarter 2000            $7.187                  $2.687
     3rd Quarter 2000             $4.00                  $2.218
     4th Quarter 2000             $3.75                  $0.875
     1st Quarter 2001             $2.97                   $1.50
     2nd Quarter 2001             $1.86                   $1.14
     3rd Quarter 2001             $1.40                   $0.32
     4th Quarter 2001             $0.51                   $0.25
     1st Quarter 2002             $0.35                   $0.15
     2nd Quarter 2002             $0.17                   $0.13

On April 8, 2002, LMG's common stock closing trade price was $0.13 per share.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended 2001, the Company issued a total of 83,000 shares of its common stock as signing bonuses to officers and employees. These shares were valued at $50,990. The issuance of such shares was based, in part, upon representations and warranties of such individuals, including a representation as to their status as "accredited" investors (as such term is defined in Rule 501(a) of

Regulation D under the Securities Act of 1933, as amended (the "Securities Act")). These sales were exempt from the registration requirements of the Securities Act pursuant to Regulation D promulgated by the Securities and Exchange Commission (the "SEC") under Section 4(2) of the Securities Act.

During the year ended 2001, the Company issued a total of 648,000 shares of its common stock in consideration for consulting and other services provided to the Company by various independent parties. These shares were valued at approximately $631,920. The issuance of such shares was based, in part, upon representations and warranties of such individuals, including a representation as to their status as "accredited" investors (as such term is defined in Rule 501(a) of Regulation D under the Securities Act. These sales were exempt from the registration requirements of the Securities Act pursuant to Regulation D promulgated by the SEC under Section 4(2) of the Securities Act.

On March 1, 2001, the Company settled $4,800,000 of debt to Omega Holdings, Bahamas, Ltd. Of this amount, a loan payable of $3,200,000 was settled by the Company's issuance of 2,766,798 shares of Series A Preferred Stock (the "Preferred Stock"). Each share of Preferred Stock has voting rights equal to 2.5 shares of Common Stock, shall not be redeemable or convertible by the Company, and shall entitle the holder to receive a cumulative annual dividend of $0.08 per share. The Preferred Stock shall be convertible into Common Stock at any time by the holder on a one-for-one basis. The remaining $1,600,000 in debt was settled in exchange for 1,855,072 shares of Common Stock valued at $2,365,000. As a result, the Company recorded an extraordinary loss on extinguishment of debt of $765,000. The issuance of the Common Stock and the Preferred Stock was based, in part, upon representations and warranties of such individual, including a representation as to its status as an "accredited" investor (as such term is defined in Rule 501(a) of Regulation D under the Securities Act. This sale was exempt from the registration requirements of the Securities Act pursuant to Regulation D promulgated by the SEC under Section 4(2) of the Securities Act.

On May 12, 2000, the Company filed two registration statements on Form S-4 with the SEC registering an aggregate of 550,000 shares of Common Stock in connection with that certain Agreement and Plan of Merger dated March 24, 2000 between the Company and Exclusive Advertising, Inc. and that certain Agreement and Plan of Merger dated April 17, 2000 between the Company and Laser Show Investments, LTD (United Kingdom). Neither registration statement was or has been declared effective by the SEC.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following discussion should be read in conjunction with the financial statements, including the notes thereto, included in this form 10-KSB as a separate section (Item 7).

We have experienced growth in the scope of our operations, our technology and our revenues since we became focused in the non-diode laser and acousto-optic industry in May 1999. Much of our growth has been effected through mergers and acquisitions, as our operations are now conducted through five subsidiaries, three of which were acquired externally. We expect to continue to grow internally, as our technological products become more well known and are sold in increasing quantities, and externally, as we seek to effect other acquisitions.

As referenced in Item 1, we have introduced two products based on the Acousto-Optic Deflector (AOD) technology - a Switch for the Communications market and an Ultra-Violet (UV) Scanner for the nanotechnology materials processing and bio-medical markets. Evaluation and testing of these products is ongoing with expected commercialization in 2002. The difficulties in the high technology sector, particularly communications, has presented challenges in advancing new technologies in the market. Nonetheless, LMG is committed to the products and their expected benefits.

In the current climate for the high technology sector, funding is one aspect that requires constant attention for many companies. The Company has been in discussions with various private and public lenders. In light of these discussions, the Company anticipates that it will have the funding necessary to meet its cash requirements by the end of the second quarter. The Company expects to use the money to address operating requirements as well as to fund ongoing product research, development and testing.

ACQUISITION OF RAW MATERIALS

Our current goal is to expand our product sales. For this to occur, we must have the raw materials our products require. These raw materials include laser and switch products and technologies. We are considering raising capital in either a private or public offering to provide for the purchase of these raw materials.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

REVENUES - The Company had sales revenues of $711,630 for its fiscal year ended December 31, 2000 as compared to $1,096,674 for the year ended December 31, 2001. This increase in revenues is the result of advertising revenue generated from operations of Exclusive Advertising.

GROSS PROFIT (LOSS) - Gross Profit decreased from $151,232 for the fiscal year ended December 31, 2000 to a loss of $116,587 for the fiscal year ended December 31, 2001. Management has determined that the market value of inventories is lower than cost, resulting in a charge to cost of sales of $244,000. After this adjustment, inventory value of $300,000 was recorded as at December 31, 2001.

OPERATING EXPENSES - The operating expenses incurred by the Company for its fiscal year ended December 31, 2000 were $7,901,630 compared to $5,917,204 for the year ended December 31, 2001. This decrease in expenses include $3,780,623 in non-cash compensation and an expense of $390,384 relating to the Company's settlement of litigation that occurred in year 2000. The general expenses increased by $1,268,176 as a result of the opening of the Head Office in Georgia and additional personnel hired in the Research Department. In addition, the Company recorded an extraordinary loss of $765,000 on extinguishment of debt.

IMPAIRMENT CHARGE - LONG LIVED ASSETS - Management has evaluated its carrying value for the goodwill that resulted from the acquisition of Exclusive Advertising, Inc. Management has reasonably estimated that expected cash flows from future revenues would not substantiate such carrying value, and determined that an impairment in value had occurred. Therefore, an impairment charge of approximately $1,300,000 was taken by the Company at December 31, 2001.

NET INCOME (LOSS) - As a result of the above, the net loss for the year ended December 31, 2001, was $6,759,086, as compared to a loss of $9,357,186 for the year ended December 31, 2000.

CURRENT LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its cash requirements primarily through borrowings from related parties and sales of common shares. Net cash used in operating activities was $742,376.

As of December 31, 2001, the working capital deficiency was $2,038,000. This lack of liquidity, in addition to our net losses for the years ended December 31, 2001 and 2000, resulted in the Company's independent auditors including an explanatory paragraph in their report on our financial statements, included elsewhere herein, about our ability to continue as a going concern.

Our current assets, as of December 31, 2001, are $622,628 as compared to $1,906,503 as of December 31, 2000. The bulk of this amount is in inventory of $300,000 and prepaid expenses of $231,728. We expect our current asset balance to increase during 2001 in conjunction with our expected increase in sales revenue.

Our accounts payable increased to $907,809 and accrued expenses also increased to $849,451 as of December 31, 2001, as compared to $236,978 and $191,730, respectively, as of December 31, 2000. Proceeds of borrowings from related parties were $717,167 during the year ended December 31, 2001.

Shareholder's deficit as of December 31, 2001 was $219,546, as compared to equity of $75,544 as of December 31, 2000.

At December 31, 2001, we had $25,000 in cash used to secure the line of credit. We will need to raise additional capital to fund our operations and future acquisitions and it is anticipated that we will seek such additional funding through public or private equity or debt financing.

ITEM 7.   FINANCIAL STATEMENTS


                          LIGHT MANAGEMENT GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report.......................................F-1

Consolidated Balance Sheet.........................................F-2

Consolidated Statements of Operations..............................F-3

Consolidated Statement of Stockholders' Equity (Deficit)...........F-4

Consolidated Statements of Cash Flows..............................F-5

Notes to Consolidated Financial Statements..................F-6 - F-16

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Light Management Group, Inc.

We have audited the accompanying consolidated balance sheet of Light Management Group, Inc and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Light Management Group, Inc. and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2(a) to the financial statements, the Company has incurred net losses of approximately $6,759,000 and $9,357,000 for the years ended December 31, 2001 and 2000, respectively. Additionally, the Company had a working capital deficiency of approximately $2,038,000 at December 31, 2001, which creates substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 2(a) to the financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ Feldman Sherb & Co., P.C.
                                          Feldman Sherb & Co., P.C.
                                          Certified Public Accountants

New York, New York
April 16, 2002

                          LIGHT MANAGEMENT GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001


                                     ASSETS                                                      2001
                                     ------                                                      ----
CURRENT ASSETS:
    Restricted cash                                                                         $      25,000
    Accounts receivable (net of allowance of $19,000)                                              65,900
    Inventories                                                                                   300,000
    Prepaid expenses and other current assets                                                     231,728
                                                                                            -------------
      TOTAL CURRENT ASSETS                                                                        622,628

PROPERTY AND EQUIPMENT - net of accumulated depreciation                                          291,094

GOODWILL - net                                                                                  1,000,000

PATENTS - net                                                                                     584,160

                                                                                            -------------
TOTAL ASSETS                                                                                $   2,497,882
                                                                                            =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                                        $     907,809
    Accrued expenses                                                                              849,451
    Notes payable - bank                                                                           76,996
    Loans payable                                                                                 162,727
    Due to officers                                                                               446,909
    Notes payable - related party                                                                 216,989
                                                                                            -------------
      TOTAL CURRENT LIABILITIES                                                                 2,660,881

    Notes payable - bank (net of current portion)                                                  56,547
                                                                                            -------------
      TOTAL LIABILITIES                                                                         2,717,428
                                                                                            -------------

STOCKHOLDERS' DEFICIT:
    Preferred Stock - $.0001 par value, 10,000,000  authorized shares, 2,766,798 shares
     issued and outstanding                                                                           277
    Common stock - $.0001 par value, 200,000,000
     authorized shares, 23,818,995  shares issued and outstanding                                   2,382
    Additional paid in capital                                                                 18,855,588
    Deferred compensation                                                                        (553,624)
    Accumulated deficit                                                                       (18,401,301)
    Accumulated other comprehensive loss                                                         (122,868)
                                                                                            -------------
      TOTAL STOCKHOLDERS' DEFICIT                                                                (219,546)
                                                                                            -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                 $   2,497,882
                                                                                            =============

                 See notes to consolidated financial statements.

                           LIGHT MANAGEMENT GROUP, INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Years Ended
                                                                         ------------------------------
                                                                           December 31,   December 31,
                                                                         --------------  -------------
                                                                              2001           2000
                                                                         --------------  -------------
SALES                                                                    $  1,096,674    $    711,630

COST OF SALES                                                               1,213,261         560,398
                                                                         ------------    ------------

GROSS PROFIT (LOSS)                                                          (116,587)        151,232
                                                                         ----------------------------

EXPENSES
     Selling, general and administrative expenses (exclusive of             3,484,255       2,216,079
       non-cash salaries and services reported below)
     Purchased research and development                                            --         630,000
     Litigation expenses                                                           --         390,384
     Impairement in Goodwill                                                1,303,790              --
     Non-cash Salaries, Interest and Services                                 613,790       4,394,413
     Depreciation and amortization                                            515,369         270,754
                                                                         ------------    ------------

TOTAL OPERATING EXPENSES                                                    5,917,204       7,901,630
                                                                         ----------------------------

LOSS FROM OPERATIONS                                                       (6,033,791)     (7,750,398)

INTEREST EXPENSE                                                               84,870       1,606,788
                                                                         ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                                             (6,118,661)     (9,357,186)

EXTRAORDINARY ITEM - loss on extinguishment of debt                          (765,000)             --
                                                                         ------------    ------------

NET LOSS BEFORE TAX BENEFIT                                                (6,883,661)     (9,357,186)

INCOME TAX BENEFIT                                                            124,575              --
                                                                         ------------    ------------

NET LOSS                                                                   (6,759,086)     (9,357,186)

PREFERRED STOCK DIVIDEND                                                     (221,344)             --
                                                                         ------------    ------------

NET LOSS APPLICABLE TO COMMON STOCK                                      $ (6,980,430)   $ (9,357,186)
                                                                         ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED
    Loss before extraordinary item                                       $      (0.28)   $      (0.48)
    Extraordinary item                                                          (0.03)             --
                                                                         ------------    ------------
NET LOSS PER SHARE                                                       $      (0.31)   $      (0.48)
                                                                         ============    ============

Weighted Average Shares Used in Computation - Basic and diluted            22,573,165      19,605,250
                                                                         ============    ============

                 See notes to consolidated financial statements.

                           LIGHT MANAGEMENT GROUP, INC

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                               Preferred Stock              Common Stock           Additional
                                         -------------------------------------------------------    Paid in         Deferred
                                              Shares        Amount       Shares         Amount      Capital       Compensation
                                         ---------------------------------------------------------------------------------------
 Balance, December 31, 1999                        -       $      -   17,096,672    $     1,710  $   1,708,655    $          -

 Signing bonuses given to officers
  and employees                                                          383,000             38      1,008,886               -

 Shares issued for acquisition of research
 and development from 1028177 Ontario Ltd.                               360,000             36        629,964               -

 Shares issued for acquisition of LSS UK                                 897,600             90        646,334               -

 Shares issued for consulting services                                   755,000             76      1,803,925               -

 Shares issued for acquisition of
    Exclusive Advertising Inc.                                           500,000             50      2,499,950               -

 Shares issued for legal services                                        111,500             11        236,997               -

 Exercise of options                                                     482,538             48        373,760               -

 Options granted: excess of market price
    over exercise price                                                        -              -      2,128,000               -

 Stock rights issued to Omega Financial
 Corp. for loan to Company                                                     -              -      1,439,596               -

 Employees' deferred compensation                                              -              -              -        (721,074)

 Foreign currency translation adjustment                                       -              -              -               -

 Net Loss                                                                      -              -              -               -

                                         ---------------------------------------------------------------------------------------
 Balance, December 31, 2000                                           20,586,310          2,059     12,476,067        (721,074)


 Conversion of related party loan to
 common stock                                                          1,855,072            185      1,599,815

 Conversion of related party loan to
 preferred stock                              2,766,798         277                                  3,199,723

 Shares issued for services and interest                                 648,000             65        631,855         (45,640)

 Signing bonuses given to officers
 and employees                                                            83,000              8         50,982          (7,280)

 Sale of shares for cash                                                 649,186             65        132,146

 Cancellation of shares                                                   (2,573)             -

 Cancellation of debt                                                                                  765,000

 Amortization of deferred compensation                                                                                 220,370

 Foreign currency translation adjustment

 Net loss

                                         ---------------------------------------------------------------------------------------
 Balance, December 31, 2001                   2,766,798    $    277   23,818,995    $     2,382  $  18,855,588    $   (553,624)
                                         =======================================================================================


                                                Other                          Total
                                            Comprehensive    Accumulated   Stockholders's   Comprehensive
                                                Loss           Deficit    Equity (Deficit)      Loss
                                             ------------------------------------------------------------
 Balance, December 31, 1999                  $         -   $  (2,285,029)   $   (574,664)   $          -

 Signing bonuses given to officers
  and employees                                        -               -       1,008,924               -

 Shares issued for acquisition of research
 and development from 1028177 Ontario Ltd.             -               -         630,000               -

 Shares issued for acquisition of LSS UK               -               -         646,424               -

 Shares issued for consulting services                 -               -       1,804,001               -

 Shares issued for acquisition of
    Exclusive Advertising Inc.                         -               -       2,500,000               -

 Shares issued for legal services                      -               -         237,008               -

 Exercise of options                                   -               -         373,808               -

 Options granted: excess of market price
    over exercise price                                -               -       2,128,000               -

 Stock rights issued to Omega Financial
 Corp. for loan to Company                             -               -       1,439,596               -

 Employees' deferred compensation                      -               -        (721,074)              -

 Foreign currency translation adjustment         (39,293)              -         (39,293)        (39,293)

 Net Loss                                              -      (9,357,186)     (9,357,186)     (9,357,186)

                                             ------------------------------------------------------------
 Balance, December 31, 2000                      (39,293)    (11,642,215)         75,544      (9,396,479)
                                                                                            =============

 Conversion of related party loan to
 common stock                                                                  1,600,000

 Conversion of related party loan to
 preferred stock                                                               3,200,000

 Shares issued for services and interest                                         586,280

 Signing bonuses given to officers
 and employees                                                                    43,710

 Sale of shares for cash                                                         132,211

 Cancellation of shares                                                                -

 Cancellation of debt                                                            765,000

 Amortization of deferred compensation                                           220,370

 Foreign currency translation adjustment         (83,575)                        (83,575)        (83,575)

 Net loss                                                     (6,759,086)     (6,759,086)     (6,759,086)

                                             ------------------------------------------------------------
 Balance, December 31, 2001                  $  (122,868)  $ (18,401,301)   $   (219,546)   $ (6,842,661)
                                             ============================================================


                 See notes to consolidated financial statements.

                          LIGHT MANAGEMENT GROUP, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                     Years Ended
                                                                                         --------------------------------
                                                                                            Dec. 31            Dec. 31
                                                                                         --------------------------------
                                                                                              2001               2000
                                                                                         --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                               $(6,759,086)       $(9,357,186)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                            515,369            270,754
     Extraordinary item - loss on cancellation of debt                                        765,000                  -
     Impairement in goodwill                                                                1,303,790                  -
     Write down of inventories                                                                244,000                  -
     Stock issued for salaries                                                                 43,710          1,008,924
     Stock issued for legal services                                                                -            237,008
     Stock issued for consulting services                                                      91,280          1,020,481
     Stock issued for investor relation services                                              478,800                  -
     Stock issued for interest expense                                                         16,200                  -
     Stock rights issued to Omega Financial Corp.                                                   -          1,439,596
     Acquisition of research and development with stock                                             -            630,000
     Options granted: excess of market price over exercise price                                    -          2,128,000

   Changes in assets and liabilities (net of effect of acquisitions):
     Accounts receivable                                                                      619,833            680,305
     Inventories                                                                              430,508           (334,508)
     Prepaid and other current assets                                                         (40,702)           743,086
     Deferred compensation                                                                    220,370                  -
     Accounts payable                                                                         670,831           (373,531)
     Accrued expenses                                                                         657,721           (401,852)
                                                                                          -----------        -----------
NET CASH USED IN OPERATING ACTIVITIES                                                        (742,376)        (2,308,923)
                                                                                          -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                                (66,515)          (263,480)
     Purchase of patents                                                                            -           (700,000)
                                                                                          -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES                                                         (66,515)          (963,480)
                                                                                          -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) note payable - bank                                          12,852            (22,630)
     Proceeds from loans payable - related parties                                            717,167          2,976,461
     Proceeds from exercise of stock options                                                        -            373,808
     Sale of common stock                                                                     132,211                  -
                                                                                          -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     862,230          3,327,639
                                                                                          -----------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       (83,575)                 -

NET INCREASE (DECREASE) IN CASH                                                               (30,236)            55,236

CASH -  Beginning of year                                                                      55,236                  -
                                                                                          -----------        -----------
CASH  - End of year                                                                       $    25,000        $    55,236
                                                                                          ===========        ===========
SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:
   Cash paid for interest                                                                 $    68,670        $    17,190
                                                                                          ===========        ===========
   Cash paid for taxes                                                                    $         -        $         -
                                                                                          ===========        ===========
NON-CASH FINANCING AND INVESTING ACTIVITIES:
 Related party debt converted to preferred stock                                          $ 3,200,000        $         -
                                                                                          ===========        ===========
 Related party debt converted to common stock                                             $ 1,600,000        $         -
                                                                                          ===========        ===========
 Shares issued for acquisition of LSS UK                                                  $         -        $   646,424
                                                                                          ===========        ===========
 Shares issued for acquisition of Exclusive Advertising, Inc.                             $         -        $ 2,500,000
                                                                                          ===========        ===========


                 See notes to consolidated financial statements

                           LIGHT MANAGEMENT GROUP INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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

     In addition, the Company incorporated three companies, which to date have been inactive, LMGR Switch Technologies, Inc., Optico Luz S.A., Inc. and LSSI (Russia), a company owned 99% by the Company. LSSI Russia was formed to facilitate the conduct of business in Russia. Optico Luz S.A., Inc. was formed to facilitate the conduct of business in South America.

     Hereinafter, all of the aforementioned companies are collectively referred to as the "Company".

2.   SUMMARY OF Significant Accounting Policies

     a. Basis of Presentation - The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $6,759,000 and $9,360,000 for the years ended December 31, 2001 and 2000, respectively. Additionally, the Company had a working capital deficiency of approximately $2,038,000 at December 31, 2001, which creates substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations and acquisitions. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

     e. Amortization of Patents - The patents are being amortized over its expected useful life of 4 years.

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

     k. Advertising - The Company expenses advertising costs at the time that advertising begins to run. Advertising costs were $428,034 and $600,387 for the years ended December 31, 2001 and 2000, respectively.

     l. Research and Development Expenditures - Research and development expenditures are charged to income as incurred. Such costs were $647,377 and $279,156 for the years ended December 31, 2001 and 2000, respectively.

     m. Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as a component of comprehensive income be reported in the financial statements that are displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of stockholders' equity and in the balance sheet as a component of stockholders' equity.

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

     q. Accounting for Long-Lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2001, the Company believes that there has been no impairment of its long-lived assets except for its goodwill, which has been written down to $1,000,000.

     r. Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amount of the Company's borrowings approximate fair value based on the prevailing market interest rates.

     s.   New Accounting Standards

          (i) In July, 2001, the Financial Standards Board issued Statement of Financial Accounting Standard ("SFAS No. 141) "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using purchase method of accounting and prohibits the use of pooling-of-interest method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard should not be amortized but should be tested for impairment at least annually at the reporting unit level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The new standard is effective for fiscal years beginning after December 15, 2001. During the year ended December 31, 2001, the Company expensed approximately $171,000 for the amortization of goodwill.

          (ii) In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position or results of operations in future periods.

3.   INVENTORIES

     Inventories consist of the following at December 31, 2001:

               Raw Material              $ 39,000
               Finished Goods             261,000
                                     --------------
                                         $300,000
                                     ==============

     The Company believes that at December 31, 2001 the market value of the inventories are lower than cost. Accordingly, the inventories were written down by $244,000 and reflected as charge in cost of sales.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2001:

                                          Estimated
                                         Useful life     Amount
                                         -----------     ------
           Equipment                     5 years       $ 263,715
           Furniture and fixtures        5 years          39,351
           Leasehold improvements        5 years          85,107
           Computers                     3 years          74,447
           Automobiles                   3 years           4,831
                                                        ---------
                                                          467,451
                Less: accumulated depreciation            176,357
                                                        ---------
                                                       $  291,094
                                                        =========

5.   GOODWILL

     Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition. On March 24, 2000, the Company acquired all of the outstanding shares of Exclusive Advertising, Inc. for 500,000 shares of the Company's common stock valued at $5 per share or $2,500,000. On March 29, 2000 all of the outstanding shares of stock of Laser Systems, Inc. UK was acquired for $700,000 and 897,600 shares of the Company's stock valued at $646,424 for an aggregate purchase price of $1,346,424. All of the above acquisitions were recorded under the purchase method of accounting.

     At December 31, 2001, the Company evaluated its carrying value for the goodwill that resulted from the acquisitions of above companies. Management has determined that it could not reasonably estimate expected cash flows from future revenues to substantiate such carrying value and determined that an impairment in value had occurred. Therefore, an impairment charge of approximately $1,300,000 was taken by the Company at December 31, 2001.

6.   NOTES PAYABLE - BANK LOANS

     At December 31, 2001, the Company has a bank loan requiring monthly payments of $2,356 plus interest at 2.5% above prime (6.5% at December 31, 2001), maturing in 2004, secured by certain equipment. In addition, in July 2001, the Company obtained a $50,000 revolving line of credit payable on demand bearing interest at 1.0% above prime (5.75% at December 31, 2001), from a bank secured by a $25,000 certificate of deposit. As of December 31, 2001, approximately $49,000 is outstanding under such line. The notes mature as follows:

            Year Ending
            December 31                            Amount
            -----------                         ------------

                2002                            $  76,996
                2003                               28,274
                2004                               28,273
                                                ---------
                                                  133,543
            Less: current portion                  76,996
                                                ---------
            Long-term balance                   $  56,547
                                                =========

7.   RELATED PARTY TRANSACTIONS

     a.   DUE TO OFFICERS

          Due to officers on the accompanying balance sheet represents the balance owed to two officers of the Company for advances to and expenses paid on behalf of the Company. Such balance is interest-free and payable upon demand.

     b.   NOTES PAYABLE - RELATED PARTY

          The balance of $216,989 is due to a principal shareholder of the Company, which is a corporation. The Chief Executive Officer of the Company is also a shareholder of the lending company. Such balance is evidenced by notes bearing interest at 4% per annum. The balance payable at December 31, 2000 was $4,853,935. In March, 2001, the Company settled $3,200,000 of its loans payable by issuing 2,766,798 shares of Series A cumulative Preferred Stock convertible into common stock on a one-for-one basis. Furthermore, the Company settled an additional $1,600,000 of its loans payable to by issuing 1,855,072 shares of common stock valued at $2,365,000. As a result of the latter transaction, the Company recorded an extraordinary loss on extinguishment of debt of $765,000.

8.   STOCK OPTIONS

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

     During the year ended December 31, 2001, the Company granted 980,892 options to two officers of the Company to purchase the Company's common stock at weighted average exercise prices ranging from $0.90 to $1.99. Such options vest upon grant and expire in three years.

                                                         Weighted
                                                          average
                                         Options       Exercise price
                                       -------------   ---------------
      Balance at January 1, 2000            -          $     -
      Granted                             1,501,935              1.68
      Exercised                           (482,538)              0.77
                                       -------------   ---------------
      Balance at December 31, 2000        1,019,387              2.11
      Granted                               980,892              1.43
      Exercised                             -                -
                                       -------------   ---------------
      Balance at December 31, 2001        2,000,279    $         1.78
                                       =============   ===============

     The following is additional information related to the Company's stock options as of December 31, 2001.

      Exercise               Weighted Average
        Price    Outstanding     Remaining      Weighted Average   Exercisable
        Range      Options    Contractual Life   Exercise Price      Options
     ---------------------------------------------------------------------------
     $0.90-2.73   2,000,279      2.82 years          $1.78          2,002,097

     For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted for the year ended December 31, 2001 and 2000.

                                                 2001               2000
                                                 ----               ----

         Annual dividends                   $    0.00         $     0.00
         Expected volatility                      159%               398%
         Risk-free interest rate                  3.1%               5.7%
         Expected option lives                 3 Years           3 Years

     The Weighted average fair value of the stock options granted was $1,153,000
     and   $4,653,000   for  the  years  ended   December  31,  2001  and  2000,
     respectively.

     Had compensation cost for the Company's two option plans been determined in accordance with SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the year ended December 31, 2001 and 2000.

                                                         2001         2000
                                                     --------------------------
           Net loss:                  As reported $  (6,759,086)   (9,357,186)
                                      Pro forma   $  (7,912,353)  (11,712,384)
           Net loss per share:
              Basic and diluted       As reported $       (0.31)        (0.48)
              Basic and diluted       Pro forma   $       (0.35)        (0.60)

9.   COMMITMENTS

     a) The Company has a five-year employment agreement with its Chief Executive Officer, which commenced May 1, 1999, and provided for annual compensation of $250,000. Beginning January 1, 2001, the annual compensation was increased to $500,000. During the year ended December 31, 2001, the Company paid $250,000 and the balance of $250,000 has been accrued. In addition, such officer is granted on January 1 of each year, options equivalent to three times the officer's annual salary divided by 125% of the closing price of the Company's common stock on December 31 of the prior year. Such options vest upon grant and expire in two years.

     b) The Company has an employment agreement with its President, which commenced in July, 1999, and provided for annual compensation of $107,000. Beginning August 1, 2001, the annual compensation was increased to $160,000. In addition, such officer is granted on the anniversary of the agreement, options equivalent to two times the officer's annual salary divided by the closing price of the Company's common stock on the close of business on such date.

     c) The Company subleases its office from a related company on a month-to-month basis and leases its research and development premises, various computer equipments and two automobiles under operating leases. The Company also leases office space in Atlanta, Georgia. The lease commenced on March 1, 2001, with total lease commitments aggregating $351,201 through February 2006. The minimum lease commitment under these operating lease agreements for the duration of the lease are as follows:

                            Years ended
                           December 31,            Amount
                     --------------------------    --------
                               2002              $  83,590
                               2003                 80,031
                               2004                 82,620
                               2005                 77,105
                               2006                 12,645

10.  INCOME TAXES

     The Company has experienced losses since the year ended December 31, 1996 and any resultant deferred tax asset from such losses would be offset by a corresponding valuation allowance, as the realization of such asset cannot be predicted at this time. A significant portion of these carry forwards may be subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code), which may result in more than a 50 percent change in ownership.

     The income tax benefit for year ended December 31, 2001 and 2000 differs from the amount computed by applying the statutory federal income tax rate to loss before income taxes is as follows:

                                                          2001         2000
                                                       -----------   -----------
       Income tax benefit computed at statutory rate  $ 2,340,000   $ 3,181,000
       Deductions for which no benefit derived         (2,340,000)   (3,181,000)
       Refundable credit for research and development     125,000        -
                                                       -----------   -----------
       Income tax benefit                             $   125,000   $    -
                                                       ===========   ===========

11.  NON-CASH SALARIES AND SERVICES

a)   2001
     ----
     During the year ended December 31, 2001, the Company issued shares of stock to various employees and consultants. An aggregate of 731,000 shares were issued for approximately $683,000 of salaries, signing bonus, interest, consulting and investor relations services. Certain of these costs are for services to be provided in the future and accordingly, prepaid compensation of approximately $53,000 is reflected as a reduction of equity in the accompanying financial statements.

b)   2000
     ----

     During the year ended December 31, 2000, the Company issued shares of stock to various employees and consultants. An aggregate of 1,249,500 shares were issued for approximately $3,050,000 of salaries, consulting and legal services. Certain of these costs are for services to be provided in the future and accordingly, prepaid compensation of approximately $721,000 was reflected as a reduction of equity in the accompanying financial statements of which approximately $220,000 was amortized during the year ended December 31, 2001. In addition, the Company recorded $2,128,000 in non-cash compensation for the difference in the market price at the date of grant and the exercise price of options granted to the Company's Chief

     Executive  Officer.   Total  non-cash  salaries  and  services   aggregated
     $4,394,413 in the accompanying statement of operations.

13.  MAJOR CUSTOMER

     During the year ended December 31, 2001, one customer accounted for 43% of the Company's sales. Such customer accounted for 48% of the Company's sales in the year ended December 31, 2000.

14.  SEGMENT AND GEOGRAPHIC INFORMATION

     The Company views its operations as principally two segments, advertising and sales of laser and related lighting equipment. All revenues were derived from Canadian entities. The segments share a common workforce and office headquarters, which preclude an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment. The Company's segment information for the years ended December 31, 2001 and 2000 are as follows:

                                                               Sale of
                                                                lasers
                                                                 and
                                                               related
                                                              lighting
                                          Advertising         equipment       Corporate       Consolidated
                                          -----------         ---------       ---------       ----------
      Year ended December 31, 2001
        Sales to unaffiliated customers    $    624,544       $  472,129       $    -         $ 1,096,673
        Interest Expense                          8,893           28,400           47,577          84,870
        Depreciation and amortization            39,958           42,415          432,996         515,369
        Segment assets                          168,981          526,131        1,802,770       2,497,882
        Long lived asset expenditures                 -           31,458           35,057          66,515
        Segment loss                           (52,258)         (474,707)      (6,232,121)     (6,759,086)

      Year ended December 31, 2000
        Sales to unaffiliated customers    $    368,452       $  343,178       $    -         $   711,630
        Interest Expense                         12,928           17,590        1,576,270       1,606,788
        Depreciation and amortization            31,060           36,715          202,979         270,754
        Segment assets                          259,690         4,949,960         324,751       5,534,401
        Long lived asset expenditures             1,320          262,160                -         263,480
        Segment loss                          (129,918)       (1,076,525)      (8,150,743)     (9,357,186)


15.  STOCK PURCHASE AGREEMENT

     On July 25, 2001, the Company entered into an agreement to purchase 51% of the stock of a company for $5,000,000. The purchase price will consist of cash for $2,500,0000 and the balance from the issuance of shares of the Company's common stock. The transaction has not yet been closed.

16.  CAPITAL CONTRIBUTION

     During April 2001, an individual and others acknowledged to the Company that they were in violation of certain securities laws involving "Short Swing Profits" and have agreed to return to the Company approximately $152,000 which will be recorded as a contribution of capital to the Company when received. As of December 31, 2001, no action has yet been taken.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 11, 2000, the client-auditor relationship between the Company and James E. Slayton, C.P.A. ("Slayton") ceased and the Company engaged Feldman, Sherb & Co., P.C. ("Feldman") as its independent accountants for the fiscal year ending December 31, 2000. The Company decided to change auditors because it sought greater international experience than that provided by Slayton. Slayton's reports on the consolidated financial statements of the Company for fiscal year 1999 did not contain any adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During fiscal year 1999 and the subsequent interim period preceding the dismissal of Slayton, there were no disagreements with Slayton regarding any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Slayton, would have caused Slayton to make reference to the subject matter of the disagreements in connection with its report. As reflected in the Company's report on Form 8-K for the event dated December 11, 2000, the Company provided Slayton with a copy of this disclosure and expected him to furnish a letter addressed to the Securities and Exchange Commission stating whether he agrees with the statements made herein and, if not, stating the respects in which he does not agree.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information called for by this Item shall be set forth under the caption "Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act" in Item 9 of the Company's amendment to this Form 10-KSB to be filed with respect to this annual report on or before the 120th day after the end of the Company's fiscal year ended December 31, 2001 and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information called for by this Item shall be set forth under the caption "Executive Compensation" in Item 10 of the Company's amendment to this Form 10-KSB to be filed with respect to this annual report on or before the 120th day after the end of the Company's fiscal year ended December 31, 2001 and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item shall be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in Item 11 of the Company's amendment to this Form 10-KSB to be filed with respect to this annual report on or before the 120th day after the end of the Company's fiscal year ended December 31, 2001 and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item shall be set forth under the caption "Certain Relationships and Related Transactions" in Item 12 of the Company's amendment to this Form 10-KSB to be filed with respect to this annual report on or before the 120th day after the end of the Company's fiscal year ended December 31, 2001 and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits.

              NUMBER  DESCRIPTION

               10.1 Settlement and Waiver Agreement dated March 1, 2001 between the Company and Omega Holdings, Bahamas, Ltd. in the aggregate principal amount of $3.2 million.*
               10.2 Settlement and Waiver Agreement dated March 1, 2001 between the Company and Omega Holdings, Bahamas, Ltd. in the aggregate principal amount of $1.6 million.*
               10.3 Settlement Agreement dated December 14, 2000 between the Company and Barrington Simon*
               10.4 Employment Agreement dated July 19, 1999 between the Company and Dr. Donald Iwacha.*
               10.5 Employment Agreement dated May 1, 1999 between the Company and Barrington Simon.*

* Filed herewith.

(b)  Reports on Form 8-K.

                   (1) A Report on Form 8-K (Item 9) was filed on February 15,
              2002 concerning revenue projections found in a recent analyst's report on the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of April, 2002.

                                                Light Management Group, Inc.



                                                By:/s/ Donald Iwacha
                                                   -----------------------------
                                                Name:    Dr. Donald Iwacha
                                                Title:   President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                         Date
---------                            -----                         ----

/s/ Donald Iwacha          President                          April 19, 2002
-------------------------  Chief Executive Officer
Dr. Donald Iwacha


/s/ Barrington Simon       Chairman of Board of Directors     April 19, 2002
-------------------------  Chief Financial Officer
Barrington Simon


/s/ Ian Brock              Director                           April 19, 2002
------------------------
Ian Brock


                           Director                           April ___, 2002
------------------------
Dr. Arkadi Rozenchtein

                                INDEX TO EXHIBITS

            NUMBER  DESCRIPTION

               10.1 Settlement and Waiver Agreement dated March 1, 2001 between the Company and Omega Holdings, Bahamas, Ltd. in the aggregate principal amount of $3.2 million.*
               10.2 Settlement and Waiver Agreement dated March 1, 2001 between the Company and Omega Holdings, Bahamas, Ltd. in the aggregate principal amount of $1.6 million.*
               10.3 Settlement Agreement dated December 14, 2000 between the Company and Barrington Simon.*
               10.4 Employment Agreement dated July 19, 1999 between the Company and Dr. Donald Iwacha.*
               10.5 Employment Agreement dated May 1, 1999 between the Company and Barrington Simon.*

* Filed herewith.