Form 10KSB/A
period 2001-12-31
LIGHT MANAGEMENT GROUP INC
filed 2002-04-30
CIK 768152

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-KSB/A
                                 Amendment No. 1

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number:   002-97360-A

                          LIGHT MANAGEMENT GROUP, INC.
                          ----------------------------
                 (Name of small business issuer in its charter)

     NEVADA                                         75-2727932
     ------                                         ----------
     (State or other jurisdiction                   (I.R.S. Employer
     of incorporation or organization)              Identification No.)

          3060 MAINWAY, SUITE 301, BURLINGTON, ONTARIO, CANADA   L7M 1A3
          --------------------------------------------------------------
               (Address of principal executive offices)       (Zip Code)

                                 (905) 319-1111
                                 --------------
                 Issuer's telephone number, including area code

Securities registered under Section 12(b) of the Act:  None
                                                       -----

Securities registered under Section 12(g) of the Exchange Act:

 COMMON STOCK, $0.0001 PAR VALUE
 -------------------------------
        (Title of class)

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

     Aggregate market value of voting stock held by non-affiliates of the issuer as of April 8, 2002 was $2,631,639.20.

     Number of shares of common stock, $0.0001 par value, outstanding on April 8, 2002, was 30,240,246.

                               TABLE OF CONTENTS

PART III                                                                      3
   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
             ACT                                                              3

   ITEM 10.  EXECUTIVE COMPENSATION                                           6

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT                                                       9

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  10

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name                                Age        Position

Barrington L. Simon                 56         Director, Chairman, COO and CFO
Ian Brock                           62         Director
Dr. Arkadi Rozenchtein              54         Director, Director of Science
Dr. Donald Iwacha                   55         President and CEO
Alexander Mantsvetov                51         VP Operations (Canada and Europe)
Harry Wall                          56         Controller

All Directors of the Company will hold office until the next annual meeting of shareholders of the Company or until successors are duly elected and qualified. The directors of the Company receive two thousand five hundred ($2,500.00) dollars, five thousand (5,000) shares of Common Stock, and all reasonable travel expenses for each Board meeting.

The Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they shall resign or have been removed.

BARRINGTON L. SIMON, C.G.A. Mr. Simon has been Chairman, Chief Operating Officer, Chief Financial Officer and Director of the Company since May 19, 1999. Mr. Simon attended a general business degree program at the Stratford Technical College in England. Upon immigration to Canada he received recognition and the designation of Certified General Account. Mr. Simon has worked for many reputable companies such as Mercantile Bank of Canada (currently known as Citibank), Halton Credit Union, Colortron Photo Services, Taylor Leibow Chartered Accountant and PPG Canada Limited. In addition to working for the above companies, Mr. Simon owned BL Simon, CGA, his own accounting practice from 1990 to May, 1999. Mr. Simon was President of Omega Financial Services company from 1995 to May, 1999. Mr. Simon was VP and CFO of Laser Show Systems International, Inc. from January, 1998 to May, 1998 when Mr. Simon became President to the present. Mr. Simon became President of Laser Show Systems (Canada) Ltd. (LSSC) on its formation in September, 1998 and remained President on the acquisition of LSSC by Light Management Group, Inc. (LMG) in May of 1999.

IAN BROCK. Mr. Brock has served as a director of the Company since February 1999. He has a sales background working with such companies as York International, as Sales Manager, GE Technical, as Sales Manager, Phillips Industries Engineered Productions, as Sales Engineer and American Standard Engineered Productions, as Sales Engineer. For the past five years, Mr. Brock has been a Pastor of the Faith Citadelle Outreach in Ontario, Canada.

DR. DONALD IWACHA. Dr. Iwacha has been with the Company since July 1999. He served as President from July 1999 to July 2001. In August 2001, Dr. Iwacha was made President and CEO of the Company. In addition, Dr. Iwacha has served as President of Light Research and Development, a wholly owned subsidiary of the Company since its formation in January 2000. Prior to joining the Company, Dr. Iwacha from January 1997 to July 1999 was Product Development Manager for algroup lawson mardon, a large multi-national packaging company. Dr. Iwacha received a Post Doctoral Fellow at the University of British Columbia in the Department of Biochemistry, graduated with a Ph.D. in Organic Chemistry and a B.Sc.Hons. from the University of Manitoba.

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

ALEXANDER MANTSVETOV Mr. Mantsvetov, VP Operations (Canada and Europe) has been with the Company since May 1999. He is responsible for Operations in Canada and Europe, including production of products, all laser shows and programming, development and maintenance of the computer network and managing the relationship with European subsidiaries and sources of supply. In 1997, Mr. Mantsvetov was President of Four One Company Ltd. From January to June 1998, Mr. Mantsvetov worked as Director of Business Development for Laser Systems International. From July 1998 to June 2001, Mr. Mantsvetov was General manager of Laser Show Systems (Canada) Ltd.

HARRY WALL Mr. Wall, Corporate Controller, has been with the Company since April 2000. He is responsible for finance, accounting and Head Office administration. Prior to joining the Company, Mr. Wall was Controller of Canada Hair Cloth for seventeen years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person, who at any time during the fiscal year ended December 31, 2001, was a director, officer, or beneficial owner of more than ten percent (10%) of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year, other than Barrington Simon, who intends to file a Form 5 relating to certain indirect purchase and sale transactions by Omega Holdings, Bahamas, Ltd during the fiscal years ended December 31, 1999 and December 31, 2000. As of the date hereof, no such filing has been made by Mr. Simon. However, to the best knowledge of the Company, these transactions were reported in Form 4 reports filed by Omega. Mr. Simon, the Chairman of the Board and Chief Financial Officer of the Company, owns 38% of Omega and also has a 38% ownership interest in the entity that owns the remaining 62% of Omega. He does not, however, serve as a director or officer of Omega and does not have any involvement in the management thereof. Consequently Mr. Simon disclaims beneficial ownership of the Common Stock and Preferred Stock owned by Omega.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued, for the fiscal years ended December 31, 2001, 2000 and 1999, for the Company's Chief Executive Officer and four most highly compensated executive officers other than its Chief Executive Officer, whose salary and bonus were in excess of $100,000 (the "Named Officers") who were employed by the Company on December 31, 2001.

                          SUMMARY COMPENSATION TABLES

                          ---------------------------
                               Annual Compensation
                          ---------------------------


     Name and                                                                   Other Annual
Principal Position       Year          Salary (US$)         Bonus ($)        Compensation ($)
--------------------------------------------------------------------------------------------------
    Don Iwacha,          2001          $160,000 (1)           - 0 -                - 0 -
 President & CEO
                         2000          $107,000               - 0 -                - 0 -

                         1999           $73,700               - 0 -                - 0 -
--------------------------------------------------------------------------------------------------
Barrington Simon,        2001          $500,000 (2)           - 0 -                - 0 -
 Chairman COO &
     CFO                 2000          $250,000               - 0 -                - 0 -

                         1999          $166,666               - 0 -           $1,103,964(3)
--------------------------------------------------------------------------------------------------


(1) Part of the Compensation has been deferred and/or taken as restricted common shares.
(2) Part of the Compensation has been deferred and/or taken as restricted common shares.
(3) This compensation constitutes the difference between the exercise price and market price for options to purchase 482,538 shares of the Company's common stock exercised by Simon on December 14, 2000. On July 5, 2000 the Board of Directors granted Simon options to purchase 1,200,000 shares of the Company's common stock as a bonus. These stock options have exercise prices varying from $0.25 to $2.00 per share. On December 14, 2000, a Settlement Agreement was signed by LMG and Mr. Simon whereby Mr. Simon exercised options to purchase 482,538 shares and tendered the collective exercise price of $373,808, by exchanging, or discharging, a $207,141 loan he had made to the Company, and by exchanging, or discharging, $166,667 the Company owed him as his unpaid salary for 1999. As a result of this grant, Simon now has options to purchase 717,462 shares at exercise prices between $1.50 and $2.00.

                          ---------------------------
                             Long Term Compensation
                          ---------------------------

                                       Restricted          Securities
                                         Stock             Underlying                             All Other
     Name and                            Award(s)           Options/          LTIP Payouts      Compensation
Principal Position       Year           (Shares)              SARs(#)             ($)                ($)
-------------------------------------------------------------------------------------------------------------
    Don Iwacha,          2001           40,000             227,993 (1)        - 0 -             - 0 -
 President & CEO
                         2000           10,000              71,158 (1)        - 0 -             - 0 -

                         1999           20,000               - 0 -            - 0 -             - 0 -
-------------------------------------------------------------------------------------------------------------
Barrington Simon,        2001           - 0 -              376,449 (2)        - 0 -             - 0 -
 Chairman COO &
     CFO                 2000           - 0 -              274,285 (2)        - 0 -             - 0 -

-------------------------------------------------------------------------------------------------------------


(1) Such shares will be obtained upon the exercise of options granted in Dr. Iwacha's Employment Agreement, dated July 19, 1999, which also entitles him to an annual salary of $107,000, which increased to $160,000 on August 1, 2001. Pursuant to this Agreement, on July 19 of each year during which Dr. Iwacha is employed, he is granted options to purchase shares of common stock equal to two
(2) times his annual salary divided by the closing trading price of the Company's common stock on such date.

(2) Such shares will be obtained upon the exercise of options granted in Mr. Simon's Employment Agreement, dated May 1, 1999. This agreement entitles him to an annual salary of $250,000 which increased to $500,000 on January 1, 2001 through April 30, 2004. On January 1 of each year during which Mr. Simon is employed, he is granted options to purchase shares of common stock equal to three (3) times his annual salary divided by 125% of the closing trade price of the Company's common stock on December 31 of the year preceding the grant of such options.

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth stock options granted to the Named Officers as of December 31, 2001.


                     NUMBER OF OPTIONS        % OF TOTAL OPTIONS
                     GRANTED IN FISCAL       GRANTED TO EMPLOYEES     EXERCISE      EXPIRATION
                     YEAR ENDED 12/31/01      IN FISCAL YEAR 2001     ($/SHARE)     DATE
-------------------------------------------------------------------------------------------------
Don Iwacha               227,993                    30.1               $0.90        July 19,2004

Barrington Simon         376,449                    49.7               $1.9923      Jan 1, 2005


      OPTION EXERCISES DURING, AND STOCK OPTIONS HELD AT END OF FISCAL 2001

     The following table indicates the total number and value of exercisable stock options held by the Named Executives as of December 31, 2001.


                                                                VALUE OF UNEXERCISED
                     NUMBER OF UNEXERCISED                      IN-THE-MONEY OPTIONS
                     OPTIONS AT FISCAL YEAR END                AT FISCAL YEAR END (1)
NAME                 EXERCISABLE   UNEXERCISABLE           EXERCISABLE      UNEXERCISABLE
-------------------------------------------------------------------------------------------------
Don Iwacha              299,151       - 0 -                  $95,728           - 0 -
Barrington Simon        650,734       - 0 -                  $208,235          - 0 -


(1) Based on the last sale price for the Company's Common Stock on December 31, 2001 of $.32 per share, as reported by the OTC Bulletin Board.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of shares of common stock as of April 8, 2002 by (i) each person or entity who is known by the Company to beneficially own five percent or more of the Common Stock; (ii) each director and executive officer of the Company; and
(iii) all directors and executive officers of the Company as a group.


Name and Address of                         Number of Shares
Beneficial Owner                            Beneficially Owned       Percent of Class
----------------                            ------------------       ----------------
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
  Omega Holdings, Bahamas, Ltd. (1)
         201 Saffrey Square                     3,897,072                  12.9%
           P.O. Box N303
Bay Street & Bank Lane, Nassau, Bahamas
--------------------------------------------------------------------------------------
  Executive Officers and Directors
  --------------------------------
--------------------------------------------------------------------------------------
       Barrington L. Simon
     3060 Mainway, Suite 301                   11,384,169 (2)              32.8%
Burlington, Ontario, Canada L7M1A3
--------------------------------------------------------------------------------------

            Ian Brock
     3060 Mainway, Suite 301                       10,000 (3)          Less than 1%
Burlington, Ontario, Canada L7M1A3
--------------------------------------------------------------------------------------
       Dr. Donald Iwacha
     3060 Mainway, Suite 301                    1,245,218 (4)               4.0%
Burlington, Ontario, Canada L7M1A3
--------------------------------------------------------------------------------------
     Dr. Arkadi Rozenchtein
     3060 Mainway, Suite 301                      253,360 (5)          Less than 1%
Burlington, Ontario, Canada L7M1A3

--------------------------------------------------------------------------------------



       Alexander Mantsvetov
     3060 Mainway, Suite 301                      205,992 (6)          Less than 1%
Burlington, Ontario, Canada L7M 1A3

--------------------------------------------------------------------------------------
            Harry Wall
     3060 Mainway, Suite 301                       97,035 (7)          Less than 1%
Burlington, Ontario, Canada L7M 1A3

--------------------------------------------------------------------------------------
All Executive Officers & Directors             13,195,774                  37.4%
-----------------------------------
     as a Group (Five persons)
     -------------------------
--------------------------------------------------------------------------------------


(1) Omega Holdings, Bahamas, Ltd. is 38% owned by Barrington Simon and 62% owned by another entity of which Mr. Simon has a 38% ownership interest. Mr. Simon disclaims beneficial ownership of the shares owned by this entity due to the fact that he does not have any involvement in the management of Omega.
(2) Includes 392,000 shares owned by Mr. Simon's wife, Elaine Simon. Mr. Simon disclaims ownership of the shares owned by Elaine Simon. Also includes the right to acquire 4,400,734 shares of common stock, 1,480,887 shares of common stock owned by Omega and 52,250 shares owned by Alpha Mercantile Ltd. ("Alpha"). Alpha is 38% owned by Mr. Simon. Mr. Simon disclaims ownership of the shares owned by Omega and Alpha due to the fact that he does not have any involvement in the management thereof.
(3) Includes 8,000 shares owned by Mr. Brock's wife, Nicole Brock. Mr. Brock disclaims ownership of the shares owned by Nicole Brock.
(4) Includes currently exercisable options to purchase up to 299,151 shares and 1,400 shares owned by Dr. Iwacha's wife, Teresa Iwacha. Dr. Iwacha disclaims ownership of the shares owned by Teresa Iwacha.
(5) Includes currently exercisable options to purchase 167,930 shares.
(6) Includes currently exercisable options to purchase 83,075 shares.
(7) Includes currently exercisable options to purchase 73,035 shares and 2,000 shares owned by Mr. Wall's wife, Gerry Wall. Mr. Wall disclaims ownership of the shares owned by Gerry Wall.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Between September 16, 1998 and September 1, 2000, Omega Holdings, Bahamas, Ltd. ("Omega") lent to the Company an aggregate of US$3.1 million to use as working capital. Additionally, on or before September 1, 2000 Omega paid approximately US$1.6 million to satisfy a debt owed by the Company to a third party. Each of these loans accrued interest at a rate of approximately 6%, so that, on March 1, 2001, the total debt of the Company to Omega was US$4.8 million. The Company entered into two Settlement and Waiver Agreements with Omega on March 1, 2001 pursuant to which Omega agreed to waive and fully discharge the total amount owing from the Company to Omega upon the issuance to Omega of 2,766,798 shares of the Series A preferred Stock of the Company (the "Preferred Stock") and 1,855,072 shares of Common Stock. Each share of the Preferred Stock has voting rights equal to 2.5 shares of the Company's common stock, shall not be redeemable or convertible by the Company, and shall entitle the holder to receive a cumulative annual dividend of $0.08 per share. The Preferred Stock shall be convertible into Common Stock at any time by the holder on a one-for-one basis. Barrington Simon, the Chairman of the Board and Chief Financial Officer of the Company, owns 38% of Omega. Mr. Simon also owns 38% of the entity that owns the remaining 62% of Omega. Mr. Simon disclaims beneficial ownership of the Common Stock and Preferred Stock owned by Omega due to the fact that he does not have any involvement in the management of Omega.

On November 27, 2000 Mr. Simon entered into a Promissory Note with the Company pursuant to which Mr. Simon loaned to LMG an aggregate amount of $207,141 (the "Loan"). On December 14, 2000 Mr. Simon entered into a Settlement Agreement with the Company whereby Mr. Simon exercised options to purchase 482,538 shares of Common Stock by discharging the Loan and by discharging the $166,667 the Company owed to him as unpaid salary for fiscal year 1999.

During 1999, 2000 and 2001 Mr. Simon advanced to LMG monies as unsecured loans which equate to four hundred and seven thousand four hundred and fifty two Dollars (US$407,452). These monies are considered loans payable by the Company and do not bear interest. The Company negotiated the terms of this loan on an arms-length basis.

In October 2000, the Company entered into an agreement with Amplified Light Technologies Corporation ("Altco") for the purchase and sale of RGB Laser Projection Systems, which agreement remains in full force and effect. As of April 8, 2002, purchases by Altco under the agreement aggregated approximately $1.8 million. Altco is a Canadian corporation in which Alpha Mercantile Corp. (Nevis) has a sixty percent (60%) interest. Mr. Simon, a current director and executive officer of the Company, holds a thirty-eight percent (38%) ownership interest in Alpha Mercantile Corp. (Nevis).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 2002.

                                        Light Management Group, Inc.


                                        By: /s/ Dr. Donald Iwacha
                                           -------------------------------------
                                           Name:   Dr. Donald Iwacha
                                           Title:  President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date
---------                      -----                              ----

/s/ Dr. Donald Iwacha
-----------------------
    Dr. Donald Iwacha          President                          April 30, 2002
                               Chief Executive Officer

/s/ Barrington Simon
-----------------------        Chairman of Board of Directors     April 30, 2002
    Barrington Simon           Chief Financial Officer


/s/ Ian Brock
-----------------------        Director                           April 30, 2002
    Ian Brock


/s/ Dr. Arkadi Rozenchtein
--------------------------     Director                           April 30, 2002
    Dr. Arkadi Rozenchtein