Form 10-Q
period 2002-03-31
LIGHT MANAGEMENT GROUP INC
filed 2002-05-22
CIK 768152

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

FORM 10-Q

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition
                        Period From ________ to ________.


                       COMMISSION FILE NUMBER 002-97360-A

                          LIGHT MANAGEMENT GROUP, INC.

               (Exact name of issuer as specified in its charter)



                    NEVADA                                    75-2727932
     -----------------------------------                 ---------------------
         (State or other Jurisdiction                      (I.R.S. Employer
      of incorporation or Organization)                   Identification No.)

           3060 Mainway, Suite 301                              L7M 1A3
     -----------------------------------                 ---------------------
          Burlington, Ontario, Canada                         (Zip Code)

                                 (905) 319-1111
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes ___ No

As of May 17, 2002, there were 34,838,683 shares of the Issuer's common stock, par value $.0001 per share, issued and outstanding.

                          LIGHT MANAGEMENT GROUP, INC.

                                TABLE OF CONTENTS


FORM 10-Q ITEM                                                                          PAGE

Part I.   Financial Information ...........................................................1

Item 1.   Financial Statements ............................................................1

          (i)     Consolidated Balance Sheet as of March 31, 2002. ........................1

          (ii)    Consolidated  Statements  of  Operations  for the three months ended March 31, 2002 and March 31, 2001. ................................2

          (iii)   Consolidated  Statements  of Cash  Flows for the three  months ended March 31, 2002 and March 31, 2001. ................................3

          (iv)    Notes to Consolidated Financial Statements. .............................4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................................7

Part II.  Other Information ..............................................................10

Item 1.   Legal Proceedings ..............................................................10

Item 2.   Changes in Securities and Use of Proceeds ......................................10

Item 3.   Defaults Upon Senior Securities ................................................10

Item 6.   Exhibits and Reports on Form 8-K ...............................................10

Signatures ...............................................................................11


                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                           LIGHT MANAGEMENT GROUP, INC
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
           Restricted cash                                                      $      25,710
           Accounts receivable (net of allowance of $19,000)                           36,840
           Inventories                                                                306,193
           Prepaid expenses and other current assets                                  206,661
                                                                                -------------
           TOTAL CURRENT ASSETS                                                       575,404

PROPERTY AND EQUIPMENT - net of accumulated depreciation                              269,459

GOODWILL                                                                            1,000,000

PATENTS - net                                                                         519,804

                                                                                -------------
TOTAL ASSETS                                                                    $   2,364,667
                                                                                =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
           Accounts payable                                                     $     989,747
           Accrued expenses                                                         1,058,311
           Note payable - bank                                                         70,859
           Loans payable                                                              271,983
           Due to officers                                                            122,275
           Due to related parties                                                     222,184
                                                                                -------------
           TOTAL CURRENT LIABILITIES                                                2,735,359

           Note payable - bank (net of current portion)                                56,547

                                                                                -------------
           TOTAL LIABILITIES                                                        2,791,906
                                                                                -------------

STOCKHOLDERS' DEFICIT:
           Preferred Stock - $.0001 par value, 10,000,000  authorized shares,
           2,766,798 shares issued and outstanding                                        277
           Common stock - $.0001 par value, 200,000,000
           authorized shares, 30,233,579  shares issued and outstanding                 3,023
           Additional paid in capital                                              20,293,217
           Deferred compensation                                                     (843,938)
           Accumulated deficit                                                    (19,790,683)
           Accumulated other comprehensive loss                                       (89,135)
                                                                                -------------
             TOTAL STOCKHOLDERS' DEFICIT                                             (427,239)
                                                                                -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $   2,364,667
                                                                                =============

   The accompanying notes are an integral part to these financial statements.

                           LIGHT MANAGEMENT GROUP, INC
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                          For The Three Months Ended
                                                                        March 31,            March 31,
                                                                   -----------------      --------------
                                                                          2002                 2001
                                                                   -----------------      --------------
SALES                                                               $    158,863           $    427,797

COST OF SALES                                                             73,200                224,622
                                                                    ------------           ------------

GROSS PROFIT                                                              85,663                203,175
                                                                    ------------           ------------

OPERATING EXPENSES

Selling, general and administrative expenses (exclusive of
  non-cash salaries, bonuses and services reported below)                686,021                638,676

Non-cash salaries, bonuses and services                                  680,854                     --

Depreciation and amortization                                             86,265                127,588
                                                                    ------------           ------------
TOTAL OPERATING EXPENSES                                               1,453,140                766,264
                                                                    ------------           ------------

LOSS FROM OPERATIONS                                                  (1,367,477)              (563,089)

INTEREST EXPENSE                                                          21,905                  7,354
                                                                    ------------           ------------

LOSS BEFORE EXTRAORDINARY ITEM                                        (1,389,382)              (570,443)

EXTRAORDINARY ITEMS - loss on extinguishment of debt                          --               (765,000)
                                                                    ------------           ------------

NET LOSS                                                              (1,389,382)            (1,335,443)

PREFERRED STOCK DIVIDEND                                                 (55,336)               (55,336)
                                                                    ------------           ------------

NET LOSS APPLICABLE TO COMMON STOCK                                 $ (1,444,718)          $ (1,390,779)
                                                                    ============           ============

NET LOSS PER SHARE - BASIC AND DILUTED
          Loss before extraordinary item                            $      (0.05)          $      (0.03)
          Extraordinary item                                                  --                  (0.04)
                                                                    ------------           ------------
NET LOSS PER SHARE                                                  $      (0.05)          $      (0.07)
                                                                    ============           ============

Weighted Average Shares Used in Computation -
  Basic and diluted                                                   27,491,403             21,204,667
                                                                    ============           ============

NET LOSS                                                            $ (1,389,382)          $ (1,335,443)

OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment                                   33,733                (22,611)
                                                                    ------------           ------------
COMPREHENSIVE LOSS                                                  $ (1,355,649)          $ (1,358,054)
                                                                    ============           ============


   The accompanying notes are an integral part to these financial statements.

                           LIGHT MANAGEMENT GROUP, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                   For The Three Months Ended
                                                                                          ------------------------------------------
                                                                                               March 31,             March 31,
                                                                                          ---------------         ---------------
                                                                                                 2002                   2001
                                                                                          ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                             $(1,389,382)          $(1,335,443)
      Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                             86,265               127,588
      Extraordinary item - loss on extinguishment of debt                                           --               765,000
      Stock issued for salaries and bonuses                                                    388,104                    --
      Stock issued for consulting services                                                     292,750                    --

      Changes in assets and liabilities:
      Accounts receivable                                                                       29,060               206,097
      Inventories                                                                               (6,193)               62,786
      Prepaid and other current assets                                                          25,067              (109,532)
      Deferred compensation                                                                     80,436                36,478
      Accounts payable                                                                          81,938               112,025
      Accrued expenses                                                                         208,860               100,661
                                                                                           -----------           -----------
NET CASH USED IN OPERATING ACTIVITIES                                                         (203,095)              (34,340)
                                                                                           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment                                                   (274)              (23,365)
                                                                                           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of note payable - bank                                                          (6,137)              (13,555)
      Net proceeds from loans payable                                                          109,256                    --
      Proceeds from loans payable - related parties                                             67,227                36,357
                                                                                           -----------           -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      170,346                22,802
                                                                                           -----------           -----------

EFFECT OF EXCHANGE RATE CHANGES ON                                                              33,733                22,611
      CASH AND CASH EQUIVALENTS

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               710               (12,292)

CASH AND CASH EQUIVALENTS -  Beginning of period                                                25,000                55,236

                                                                                           -----------           -----------
CASH AND CASH EQUIVALENTS - End of period                                                  $    25,710           $    42,944
                                                                                           ===========           ===========

SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:
      Cash paid for interest                                                               $     2,048           $     7,354
                                                                                           ===========           ===========

NON-CASH FINANCING AND INVESTING ACTIVITIES:

 Related party debt converted to preferred stock                                           $        --           $ 3,200,000
                                                                                           ===========           ===========
 Related party debt converted to common stock                                              $   386,666           $ 1,600,000
                                                                                           ===========           ===========

   The accompanying notes are an integral part to these financial statements.

                          LIGHT MANAGEMENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three month period ended March 31, 2002, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's December 31, 2001 Form 10-KSB, financial statements and accompanying notes thereto.

2.   GOING CONCERN
     -------------

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has had recurring losses and a working capital deficiency of $2,160,000 at March 31, 2002 which create substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations and acquisitions. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.   NEW ACCOUNTING PRONOUNCEMENTS ADOPTED
     -------------------------------------

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, which eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. The Company will conduct the initial test of the carrying value of its goodwill, as required by SFAS No. 142, before the end of fiscal year 2002. If a portion of the Company's goodwill or intangible assets is impaired, then the Company will have to include an impairment charge on its statement of operations, which will have the effect of reducing net income.

In accordance with SFAS No. 142, the Company discontinued amortization of goodwill effective January 1, 2002. The pro forma effects of the adoption of SFAS No. 142 on net income and basic and diluted earnings per share are as follows:


                                               March 31, 2002         March 31, 2001

Net loss, as reported                            ($1,389,382)          ($1,335,443)
Intangible amortization net of $0 tax                 --                   (42,652)
                                               -------------           -----------
Net loss, pro forma                              ($1,389,382)          ($1,378,095)
                                               =============           ===========

Basic and diluted earnings per share:
Net loss, as reported                                 ($0.05)               ($0.03)
Intangible amortization net of $0 tax                 --                      --
                                               -------------           -----------
Net loss, pro forma                                   ($0.05)              ($0.03)
                                               =============           ===========


4.   BORROWINGS
     ----------

During the three months ended March 31, 2002, the Company borrowed an aggregate of approximately $112,000 from two unrelated sources, of which approximately $22,000 bears interest at 8% per annum and is payable on demand. The terms of the remaining borrowing of approximately $90,000 have not yet been determined.

5.   RELATED PARTY TRANSACTIONS
     --------------------------

Due to officers on the accompanying balance sheet represents the balance owed to the Chairman of the Company for advances to and expenses paid on behalf of the Company. Such balance is interest-free and payable upon demand.

The balance payable to the Chairman of the Company at December 31, 2001 was $407,452. In February 2002, the Company settled $300,000 of its loans payable by issuing 3,000,000 shares of common stock valued at $570,000. The excess of the market value of the stock over the loan, of $270,000, was recorded as management compensation and included in non-cash salaries and services in the accompanying financial statements.

Also, in February 2002, the Company repaid $86,667 representing the balance owed to the Chief Executive Officer of the Company for advances and accrued salaries by issuing

866,667 shares of common stock valued at $164,667. The excess of the market value of the stock over the loan, of $78,000, was recorded as management compensation and included in non-cash salaries and services in the accompanying financial statements.

6.   NON-CASH SALARIES AND SERVICES
     ------------------------------

During the three months ended March 31, 2002, the Company issued shares of stock to various employees and consultants. An aggregate of 2,547,917 shares were issued for approximately $698,500 of salaries, bonus, and consulting services excluding 3,866,667 shares issued to officers as described in note 4 above. Certain of these costs are for services to be provided in the future and accordingly, prepaid compensation of approximately $370,750 is shown as deferred compensation and included in the reduction of equity in the accompanying financial statements.

7.   CONTINGENCIES
     -------------

On May 1, 2002, a Class Action Suit (`Class Lawsuit') was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors (collectively as the `Defendants'). The plaintiff in this Class Lawsuit claims that the defendants have violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing a series of material misrepresentations to the market between June 9, 1999 through November 20, 2001, thereby artificially inflating the market price of the Company's common stock. The Company intends to vigorously defend this Class Lawsuit. The Company is unable, however, to predict the outcome of this matter, or reasonably estimate a range of possible loss given the current status of the litigation.

8.   SALES OF COMMON STOCK
     ---------------------

On February 15, 2002, the Company has entered into an agreement, to sell 15,000,000 shares of common stock, with a foreign corporation at a per share purchase price, which shall be 32% of the bid price of the Company's common stock as quoted on the United States stock exchange for the five consecutive trading days immediately preceding the date the purchase order is received by the Company. However, such per share purchase price for the last 5,000,000 shares to be sold shall not be less than $0.06. As of May 10, 2002, the Company has sold approximately 3,648,000 shares of stock for net proceeds of $160,000.

In addition, during April and May of 2002 the Company issued 100,000 shares of Common Stock in satisfaction of an outstanding debt of the Company, and accepted subscription agreements from various individuals for the sale of 850,000 shares of the Company's Common Stock for an aggregate purchase price of $85,000.

                           FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements included in this report, including, without limitation, statements contained under the caption "Item 6. Management's Discussion and Analysis or Plan of Operation," and such other statements, except historical facts, regarding the Company's financial position, business strategy and plans of management for future operations, may constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which include, but are not limited to, words such as "expect," "anticipate," "estimate," "plan," "project" and "intend" are based on management's beliefs and assumptions, and on information currently available to management and involve certain known and unknown risks, uncertainties and other factors which may cause these statements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include, among others, the Company's ability to finance its operations and the ability to obtain such financing, uncertainties relating to the integration of acquired businesses and operations, the Company's ability to successfully implement its business plan and integrate any proposed and future business arrangements; potential fluctuations in financial results, dependence on product development, rapid technological and market change, failure to complete the manufacture of products on schedule and on budget, uncertainties relating to business and economic conditions in markets in which the Company operates or which relate to customer plans and commitments; dependence on intellectual property rights; the competitive environment in which the Company operates and such other risks as detailed from time to time in the Company's periodic reports filed with the United States Securities and Exchange Commission and other regulatory authorities.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following discussion should be read in conjunction with the financial statements, including the notes thereto, included in this form 10-Q as a separate section (Item 1).

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

The difficulties in the high technology sector have presented challenges in advancing new technologies in the market. Among these challenges is obtaining funding, which requires constant attention for many companies. LMG has been in discussions with various private and public lenders. In light of these discussions, the Company anticipates that it will have the funding necessary to meet its cash requirements by the end of the second quarter. The Company expects to use the money to address operating requirements as well as to fund ongoing product research, development and testing. However, there can be no assurance that such funding will be available to the Company on terms and conditions acceptable to the Company, or that the Company will be able to obtain funding at all.

RESULTS OF OPERATIONS

Quarter Ended March 31,2002 Compared To Quarter Ended March 31, 2001

REVENUES - The Company had sales revenues of $427,797 for the three months ended March 31, 2001 as compared to $158,863 for the three months ended March 31, 2002. This decrease is primarily the result of a decline in Laser Equipment Sales of $ 298,052 in the first quarter of 2002.

GROSS PROFIT (LOSS) - Gross Profit decreased from $203,175 for the three months ended March 31, 2001 to $85,663 for the three months ended March 31, 2002. This decrease is also the result of the decrease in Laser Equipment Sales.

OPERATING EXPENSES - The operating expenses incurred by the Company for the three months ended March 31, 2001 were $ 766,264 compared to $1,453,140 for the three months ended March 31, 2002. The general expenses increased by $47,345, and non-cash compensation by $680,854. The increase in expenses are attributed to the additional costs for the Head Office in Georgia, which had not opened in 2001. Shares issued for new consulting services agreements and salaries adjustments account for the increase in non-cash compensation. In the first quarter of 2001 the Company recorded an extraordinary loss of $765,000 on extinguishment of debt.

NET INCOME (LOSS) - As a result of the above, the net loss for the three months ended March 31, 2001, was $1,335,443, as compared to a loss of $1,389,382 for the three months ended March 31, 2002.

CURRENT LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its cash requirements primarily through borrowings from related parties and sales of common shares. Net cash used in operating activities was $203,095.

As of March 31, 2002, the working capital deficiency was $2,160,000. This lack of liquidity, in addition to our net losses for the years ended December 31, 2001 and 2000, resulted in the Company's independent auditors including an explanatory paragraph in their report on our December 31, 2001 financial statements about our ability to continue as a going concern.

Our current assets, as of March 31, 2001, were $1,734,860 as compared to $575,404 as of March 31, 2002. The bulk of this amount is in inventory of $306,193 and prepaid expenses of $206,661.

Our accounts payable increased to $989,747 and accrued expenses also increased to $1,058,311 as of March 31, 2002, as compared to $349,003 and $290,883, respectively, as of March 31, 2001. Proceeds of borrowings from related parties were $67,227 during the three months ended March 31, 2002. The Company also borrowed $122,000 from unrelated third parties.

Shareholder's deficit as of March 31, 2002 was $427,239, as compared to equity of $4,318,968 as of March 31, 2001.

At March 31, 2002, we had $25,710 in cash used to secure the line of credit. We will need to raise additional capital to fund our operations and future acquisitions and it is anticipated that we will seek such additional funding through public or private equity or debt financing. In response to this, the Company has recently entered into an agreement to sell stock to a foreign corporation. As of May 10, 2002, the Company has received approximately $160,000 in financing through the sale of 3,648,437 shares of the Company's common stock.

In addition, during April and May of 2002 the Company issued 100,000 shares of Common Stock in satisfaction of an outstanding debt of the Company, and accepted subscription agreements from various individuals for the sale of 850,000 shares of the Company's Common Stock for an aggregate purchase price of $85,000.


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

LRD introduced the Acousto-Optic Deflector (AOD) Switch for the Communications market on December 20, 2000. In 2001, Letters of Intent were signed with a number of companies, including Empyrean Communications, Inc., France Telecom, FibreWired Burlington Hydro Communications (FWBHC), and the Boeing Company to evaluate the switch. The decision was made to focus on the latter two opportunities. Successful Phase I, II and III testing has been done at FWBHC, with Phase III testing completed in May, 2002.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

          On May 1, 2002, a Class Action Suit (`Class Lawsuit') was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors (collectively as `Defendants'). The plaintiff in this Class Lawsuit claims that defendants have violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing a series of material misrepresentations to the market between June 9, 1999 through November 20, 2001, thereby artificially inflating the market price of the Company's common stock. The Company intends to vigorously defend this Class Lawsuit. The Company is unable, however, to predict the outcome of these cases, or reasonably estimate a range of possible loss given the current status of the litigation.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

          On May 10, 2002, the Company closed the purchase and sale of 3,648,437 shares of the Company's common stock, par value $.0001 per share (the "Shares"), to Starz Investments Limited, a Belize corporation (the "Purchaser"), pursuant to that certain Regulation S Stock Purchase Agreement dated February 15, 2002 and amended March 15, 2002, which sale resulted in aggregate net proceeds to the Company of approximately $160,000. The sale and issuance of the Shares was based, in part, upon representations and warranties of the Purchaser, including a representation that the sale of the Shares to the Purchaser was to a "non-U.S. Person" outside the "United States" in accordance with the "offering restrictions," as those terms are defined in the rules promulgated under Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). This sale was exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated by the Securities and Exchange Commission of the Securities Act.

          During April and May of 2002 the Company issued 100,000 shares of Common Stock in satisfaction of an outstanding debt of the Company, and accepted subscription agreements from various individuals for the sale of 850,000 shares of the Company's Common Stock for an aggregate purchase price of $85,000. These issuances were exempt from the registration requirements of the Securities Act pursuant to Regulation D promulgated by the Securities and Exchange Commission under section 4(2) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          The have been no defaults with the Senior Lender that have not already been reported.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)   Exhibits

                10.1 Regulation S Stock Purchase Agreement, dated February 15, 2002, between the Company and Starz Investments Limited.

                10.2    Addendum  to  Regulation  S  Stock  Purchase   Agreement
                        between the Company and Starz Investments Limited, dated March 15, 2002.

                10.3    Addendum  to  Regulation  S  Stock  Purchase   Agreement
                        between the Company and Starz Investments Limited, dated April 3, 2002.

          (b)   Form 8-K Filings.

                None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of May, 2002.

                                                Light Management Group, Inc.


                                                By: /s/ Donald Iwacha
                                                    ----------------------------
                                                Name:  Dr. Donald Iwacha
                                                Title: President and CEO