Form 10-Q
period 2002-06-30
LIGHT MANAGEMENT GROUP INC
filed 2002-09-23
CIK 768152

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


FORM 10-Q


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.


                       COMMISSION FILE NUMBER 002-97360-A


                          LIGHT MANAGEMENT GROUP, INC.
               (Exact name of issuer as specified in its charter)


              NEVADA                                        75-2727932
----------------------------------------            ----------------------------
   (State or other Jurisdiction                          (I.R.S. Employer
 of incorporation or Organization)                      Identification No.)


     3060 MAINWAY, SUITE 301,
    BURLINGTON, ONTARIO, CANADA                               L7M 1A3
----------------------------------------            ----------------------------
(Address of Principal Executive Offices)                     (Zip Code)

                                 (905) 319-1111
             -------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes ___ No

As of September 23, 2002, there were 48,525,027 shares of the Issuer's common stock, par value $.0001 per share, issued and outstanding.

                          LIGHT MANAGEMENT GROUP, INC.

                                TABLE OF CONTENTS

         FORM 10-Q ITEM                                                    PAGE

         Table of Contents

Part I.  Financial Information                                              1

         Item 1.     Financial Statements

            (i)      Consolidated Balance Sheet as of June 30, 2002.        F-1

            (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2002 and June 30, 2001. F-2

            (iii)    Consolidated Statements of Cash Flows for the six
                     months ended June 30, 2002 and June 30, 2001.          F-3

            (iv)     Notes to Consolidated Financial Statements.            F-4

         Item 2.     Management's Discussion and Analysis or Plan of
                     Operations                                             2


Part II. Other Information

         Item 1.     Legal Proceedings                                      6

         Item 2.     Changes in Securities and Use of Proceeds              6

         Item 3.     Defaults Upon Senior Securities                        6

         Item 6.     Exhibits and Reports on Form 8-K                       7

Signatures                                                                  8

Certification of Chief Executive Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002                                                  9

Certification of Chief Financial Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002                                                  10

                          LIGHT MANAGEMENT GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2002
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
        Cash                                                                                       $         8,986
        Accounts receivable                                                                                  4,070
        Inventories                                                                                        395,059
        Prepaid expenses and other current assets                                                          216,683
                                                                                                     --------------
        TOTAL CURRENT ASSETS                                                                               624,798

PROPERTY AND EQUIPMENT - net of accumulated depreciation                                                   257,986

GOODWILL                                                                                                   500,000

PATENTS - net                                                                                              455,447

                                                                                                     --------------
TOTAL ASSETS                                                                                       $     1,838,231
                                                                                                     ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
        Accounts payable                                                                           $       974,443
        Accrued expenses                                                                                 1,274,212
        Note payable - bank                                                                                 42,634
        Loans payable                                                                                       75,090
        Due to officers                                                                                    340,882
        Due to related party                                                                               224,348
                                                                                                     --------------
        TOTAL CURRENT LIABILITIES                                                                        2,931,609

        Note payable - bank (net of current portion)                                                        56,547

                                                                                                     --------------
        TOTAL LIABILITIES                                                                                2,988,156
                                                                                                     --------------

STOCKHOLDERS' DEFICIT:
        Preferred Stock - $.0001 par value, 10,000,000  authorized shares, 2,766,798 shares
        issued and outstanding                                                                                 277
        Common stock - $.0001 par value,  200,000,000
        authorized shares, 43,690,131  shares issued and outstanding                                         4,369
        Additional paid in capital                                                                      20,964,171
        Deferred compensation                                                                             (655,846)
        Subscription receivable                                                                            (85,813)
        Accumulated deficit                                                                            (21,102,728)
        Accumulated other comprehensive loss                                                              (274,355)
                                                                                                     --------------
          TOTAL STOCKHOLDERS' DEFICIT                                                                   (1,149,925)
                                                                                                     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                        $     1,838,231
                                                                                                     ==============

                          LIGHT MANAGEMENT GROUP, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                        For The Three Months Ended         For The Six Months Ended
                                                                      June 30,           June 30,         June 30,       June 30,
                                                                      ----------------------------     -----------------------------
                                                                          2002             2001             2002           2001
                                                                      ------------     ------------    ------------    ------------


SALES                                                                 $   114,232      $   273,436     $    273,095     $  701,233

COST OF SALES                                                              78,189          153,874          151,389        378,496
                                                                      ------------     ------------    -------------    -----------

GROSS PROFIT                                                               36,043          119,562          121,706        322,737
                                                                      ------------     ------------    -------------    -----------

OPERATING EXPENSES
  Selling, general and administrative expenses (exclusive of non-cash     717,351        1,331,103        1,403,371       1,969,779
  salaries, bonuses and services reported below)
  Non-cash salaries, bonuses and services                                       -                -          680,854               -
  Impairement in goodwill                                                 500,000                -          500,000               -
  Depreciation and amortization                                            87,214          131,581          173,479         259,169
                                                                      ------------     ------------    -------------    ------------
TOTAL OPERATING EXPENSES                                                1,304,565        1,462,684        2,757,704       2,228,948
                                                                      ------------     ------------    -------------    ------------

LOSS FROM OPERATIONS                                                   (1,268,522)      (1,343,122)      (2,635,998)     (1,906,211)

INTEREST EXPENSE                                                           43,524            3,347           65,429          10,701
                                                                      ------------     ------------    -------------   -------------

LOSS BEFORE EXTRAORDINARY ITEM                                         (1,312,046)      (1,346,469)      (2,701,427)     (1,916,912)

EXTRAORDINARY ITEM - loss on extinguishment of debt                             -                -                -         765,000
                                                                      ------------     ------------    -------------   -------------

NET LOSS                                                               (1,312,046)      (1,346,469)      (2,701,427)     (2,681,912)

PREFERRED STOCK DIVIDEND                                                   55,336           55,336          110,672         110,672
                                                                      ------------     ------------    -------------   -------------

NET LOSS APPLICABLE TO COMMON STOCK                                  $ (1,367,382)    $ (1,401,805)    $ (2,812,099)   $ (2,792,584)
                                                                      ============     ============    =============   =============

NET LOSS PER SHARE - BASIC AND DILUTED
          Loss before extraordinary item                             $      (0.04)    $      (0.06)    $      (0.09)   $      (0.09)
          Extraordinary item                                                    -                -                -           (0.04)
                                                                      ------------     ------------    -------------   -------------
NET LOSS PER SHARE                                                   $      (0.04)    $      (0.06)    $      (0.09)   $      (0.13)
                                                                      ============     ============    =============   =============

Weighted Average Shares Used in Computation - Basic and diluted        34,790,273       22,526,767       31,161,001       21,869,369
                                                                      ============     ============    =============   =============

NET LOSS                                                             $ (1,312,046)    $ (1,346,469)$     (2,701,427)   $ (2,681,912)

OTHER COMPREHENSIVE LOSS (GAIN), NET OF TAX
  Foreign currency translation adjustment                                 185,219          (72,847)         151,488         (50,236)
                                                                      ------------     ------------    --------------  -------------
COMPREHENSIVE LOSS                                                   $ (1,497,265)    $ (1,273,622)    $ (2,852,915)   $ (2,631,676)
                                                                      ============     ============    =============   =============

                          LIGHT MANAGEMENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             For The Six Months Ended
                                                                                          -------------------------------
                                                                                            June 30,          June 30,
                                                                                              2002              2001
                                                                                          -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                             $ (2,701,427)     $ (2,681,912)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                           173,479           259,169
       Extraordinary item - loss on extinguishment of debt                                           -           765,000
       Impairment of goodwill                                                                  500,000
       Stock issued for salaries and bonuses                                                   388,104                 -
       Stock issued for consulting services                                                    292,750           262,220

     Changes in assets and liabilities:
       Accounts receivable                                                                      61,830           557,923
       Inventories                                                                             (95,059)           20,438
       Prepaid expenses and other current assets                                                15,045          (114,302)
       Deferred compensation                                                                   268,528            72,956
       Accounts payable                                                                         66,634           467,897
       Accrued expenses                                                                        424,761           220,942
                                                                                          -------------     -------------
NET CASH USED IN OPERATING ACTIVITIES                                                         (605,355)         (169,669)
                                                                                          -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                                 (11,658)         (120,612)
                                                                                          -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of note payable - bank                                                          (34,362)          (41,483)
     Net proceeds from loans payable                                                            71,630           223,428
     Proceeds from loans payable - related party                                               287,998                 -
     Sale of common stock                                                                      427,220                 -
                                                                                          -------------     -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      752,486           181,945
                                                                                          -------------     -------------

EFFECT OF EXCHANGE RATE CHANGES ON
     CASH AND CASH EQUIVALENTS                                                                (151,487)           95,458
                                                                                          -------------     -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (16,014)          (12,878)

CASH AND CASH EQUIVALENTS -  Beginning of period                                                25,000            55,236

                                                                                          -------------     -------------
CASH - End of period                                                                      $      8,986      $     42,358
                                                                                          =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                               $      4,173      $     10,701
                                                                                          =============     =============

NON-CASH FINANCING AND INVESTING ACTIVITIES:

 Related party debt converted to preferred stock                                          $          -      $  3,200,000
                                                                                          =============     =============
 Related party debt converted to common stock                                             $    386,666      $  1,600,000
                                                                                          =============     =============
 Loans payable converted to common stock                                                  $    159,267      $          -
                                                                                          =============     =============

                          LIGHT MANAGEMENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the six month period ended June 30, 2002, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's December 31, 2001 Form 10-KSB, financial statements and accompanying notes thereto.

2.   GOING CONCERN
     -------------

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has had recurring losses and a working capital deficiency of approximately $2,307,000 at June 30, 2002, which create substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations and acquisitions. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.   NEW ACCOUNTING PRONOUNCEMENTS ADOPTED
     --------------------------------------

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, which eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. The Company has conducted the initial test of the carrying value of its goodwill, as required by SFAS No. 142. The management of the Company believes that it could not estimate expected cash flows from future revenues to substantiate such carrying value and determined that an impairment in value had occurred. Therefore, the Company took an impairment charge of approximately $500,000 at June 30, 2002.

     In accordance with SFAS No. 142, the Company discontinued amortization of goodwill effective January 1, 2002. The pro forma effects of the adoption of SFAS No. 142 on net income and basic and diluted earnings per share are as follows:

                                                 June 30, 2002     June 30, 2001
                                                 -------------     -------------
     Net loss, as reported                        ($2,701,427)      ($2,681,912)
     Intangible amortization net of $0 tax             --               (85,305)
                                                 --------------    -------------
     Net loss, pro forma                          ($2,701,427)      ($2,767,217)
                                                 ==============    =============

     Basic and diluted earnings per share:
     -------------------------------------
     Net loss, as reported                             ($0.09)           ($0.13)
     Intangible amortization net of $0 tax                --                 --
                                                 --------------    -------------
     Net loss, pro forma                               ($0.09)           ($0.13)
                                                 ==============    =============


     On April 30, 2002, the FASB issues SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments," and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

     In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task

     Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company believes that there will be no impact of SFAS No.146 on its financial position and results of operations.

4.   BORROWINGS
     ----------

     During the six months ended June 30, 2002, the Company borrowed an aggregate of approximately $72,000, net of repayment, from two unrelated sources, of which approximately $25,000 bears interest at 8% per annum and is payable on demand. The terms of the remaining borrowing of approximately $47,000 have not yet been determined.

     In April 2002, the Company settled approximately $159,300 of its loans payable by issuing 1,532,670 shares of common stock valued $0.10 per share.

     The business loan agreement with one of the banks has expired on June 29, 2002. The Company utilized the pledged cash of $25,000 to repay a portion of the loan. As of June 30, 2002, the outstanding balance of such loan is $25,000 and is due on demand.

5.   Related Party Transactions
     --------------------------

     Due to officers on the accompanying balance sheet represents the balance owed to the Chairman of the Company and to the Chief Executive Officer for advances to and expenses paid on behalf of the Company. Such balance is interest-free and payable upon demand.

     The balance payable to the Chairman of the Company at December 31, 2001 was $407,452. In February 2002, the Company settled $300,000 of its loans payable by issuing 3,000,000 shares of common stock valued at $570,000. The excess of the market value of the stock over the loan, of $270,000, was recorded as management compensation and included in non-cash salaries and services in the accompanying consolidated financial statements.

     Also, in February 2002, the Company repaid $86,667 representing the balance owed to the Chief Executive Officer of the Company for accrued salaries by issuing 866,667 shares of common stock valued at $164,667. The excess of the market value of the stock over the loan, of $78,000, was recorded as management compensation and included in non-cash salaries and services in the accompanying consolidated financial statements.

6.   NON-CASH SALARIES AND SERVICES
     ------------------------------

     During the six months ended June 30, 2002, the Company issued shares of stock to various employees and consultants. An aggregate of 2,547,917 shares were issued for approximately $698,500 of salaries, bonus, and consulting services excluding 3,866,667 shares issued to officers as described in note 5 above. Certain of these costs are for services to be provided in the future and accordingly, prepaid compensation of approximately $371,000 is shown as deferred compensation and included in the reduction of equity in the accompanying consolidated financial statements.

7.   CONTINGENCIES
     -------------

     On May 1, 2002, a Class Action Suit ('Class Lawsuit') was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors (collectively as the 'Defendants'). The plaintiff in this Class Lawsuit claims that the defendants have violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing a series of material misrepresentations to the market between June 9, 1999 through November 20, 2001, thereby artificially inflating the market price of the Company's common stock. The Company intends to vigorously defend this Class Lawsuit. The Company is unable, however, to predict the outcome of this matter, or reasonably estimate a range of possible loss given the current status of the litigation.

8.   SALES OF COMMON STOCK
     ---------------------

     On February 15, 2002, the Company has entered into an agreement, to sell 15,000,000 shares of common stock, with a foreign corporation at a per share purchase price, which shall be 32% of the bid price of the Company's common stock as quoted on the United States stock exchange for the five consecutive trading days immediately preceding the date the purchase order is received by the Company. As of June 30, 2002, the Company has sold approximately 11,074,000 shares of common stock for $428,000 of which approximately $86,000 is received after June 30, 2002 and accordingly, such balance is shown as subscription receivable and included in the reduction of equity in the accompanying consolidated financial statements.

     In addition, during the six months ended June 30, 2002, the Company also sold 850,000 shares of common stock for $85,000.

9.   SUBSEQUENT EVENT
     ----------------

     After June 30, 2002, the Company has sold approximately 3,221,000 shares of common stock for $66,000.

FORWARD-LOOKING STATEMENTS CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
CERTAIN STATEMENTS INCLUDED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINED UNDER THE CAPTION "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION," AND SUCH OTHER STATEMENTS, EXCEPT HISTORICAL FACTS, REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND PLANS OF MANAGEMENT FOR FUTURE OPERATIONS, MAY CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS, WHICH INCLUDE, BUT ARE NOT LIMITED TO, WORDS SUCH AS "EXPECT,"
"ANTICIPATE," "ESTIMATE," "PLAN," "PROJECT" AND "INTEND" ARE BASED ON MANAGEMENT'S BELIEFS AND ASSUMPTIONS, AND ON INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT AND INVOLVE CERTAIN KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THESE STATEMENTS TO BE MATERIALLY DIFFERENT FROM ANY
FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE COMPANY'S ABILITY TO FINANCE ITS OPERATIONS AND THE ABILITY TO OBTAIN SUCH FINANCING, UNCERTAINTIES RELATING TO THE INTEGRATION OF ACQUIRED BUSINESSES AND OPERATIONS, THE COMPANY'S ABILITY TO SUCCESSFULLY IMPLEMENT ITS BUSINESS PLAN AND INTEGRATE ANY PROPOSED AND FUTURE BUSINESS ARRANGEMENTS; POTENTIAL FLUCTUATIONS IN FINANCIAL RESULTS, DEPENDENCE ON PRODUCT DEVELOPMENT, RAPID TECHNOLOGICAL AND MARKET CHANGE, FAILURE TO COMPLETE THE MANUFACTURE OF PRODUCTS ON SCHEDULE AND ON BUDGET, UNCERTAINTIES RELATING TO BUSINESS AND ECONOMIC CONDITIONS IN MARKETS IN WHICH THE COMPANY OPERATES OR WHICH RELATE TO CUSTOMER PLANS AND COMMITMENTS; DEPENDENCE ON INTELLECTUAL PROPERTY RIGHTS; THE COMPETITIVE ENVIRONMENT IN WHICH THE COMPANY OPERATES AND SUCH OTHER RISKS AS DETAILED FROM TIME TO TIME IN THE COMPANY'S PERIODIC REPORTS FILED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION AND OTHER REGULATORY AUTHORITIES.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


GENERAL

The following discussion should be read in conjunction with the financial statements, including the notes thereto, included in this form 10-QSB as a separate section (Item 1).

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

The difficulties in the high technology sector have presented challenges in advancing new technologies in the market. Among these challenges is obtaining funding, which requires constant attention for many companies. LMG has been in discussions with various private and public lenders and anticipates that it will have the funding necessary to meet its cash requirements to the end of the third quarter. The Company expects to use the money to address operating requirements as well as to fund ongoing product research, development and testing. However, there can be no assurance that such funding will be available to the Company on terms and conditions acceptable to the Company, or that the Company will be able to obtain funding at all.


RESULTS OF OPERATIONS

Six Months Ended June 30, 2002 Compared To Six Months Ended June 30, 2001

REVENUES - The Company had sales revenues of $701,233 for the six months ended June 30, 2001 as compared to $273,095 for the six months ended June 30, 2002. This decrease is primarily the result of a decline in Laser Equipment Sales of $441,239 in the first half of 2002.

GROSS PROFIT (LOSS) - Gross Profit decreased from $322,737 for the six months ended June 30, 2001 to $121,706 for the six months ended June 30, 2002. This decrease is also the result of the decrease in Laser Equipment Sales.

OPERATING EXPENSES - The operating expenses incurred by the Company for the six months ended June 30, 2001 were $ 2,228,948 compared to $2,757,704 for the six months ended June 30, 2002. The general expenses decreased by $566,408, and non-cash compensation increased by $680,854. The decrease in expenses are attributed to the start up costs for the Head Office in Georgia, which opened in the second quarter of 2001. Shares issued for new consulting services agreements and salaries adjustments account for the increase in non-cash compensation. In the first quarter of 2001 the Company recorded an extraordinary loss of $765,000 on extinguishment of debt.

NET INCOME (LOSS) - As a result of the above, the net loss for the six months ended June 30, 2001, was $2,681,912, as compared to a loss of $2,701,427 for the six months ended June 30, 2002.


CURRENT LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its cash requirements primarily through borrowings from related parties and sales of common shares. Net cash used in operating activities was $605,355.

As of June 30, 2002, the working capital deficiency was $2,307,000. This lack of liquidity, in addition to our net losses for the years ended December 31, 2001 and 2000, resulted in the Company's independent auditors including an explanatory paragraph in their report on our December 31, 2001 financial statements about our ability to continue as a going concern.

Our current assets, as of June 30, 2001, were $1,429,566 as compared to $624,798 as of June 30, 2002. The bulk of this amount is in inventory of $395,059 and prepaid expenses of $216,683.

Our accounts payable increased to $974,443 and accrued expenses also increased to $1,274,212 as of June 30, 2002, as compared to $704,875 and $411,164, respectively, as of June 30, 2001. Proceeds of borrowings from related parties were $287,998 during the six months ended June 30, 2002. The Company also borrowed $71,630 from unrelated third parties.

Shareholders' deficit as of June 30, 2002 was $1,149,925, as compared to equity of $3,344,044 as of June 30, 2001.

The Business Loan Agreement with Citizens Bank expired on June 29, 2002. The Company will need to raise additional capital to fund our operations and future acquisitions and it is anticipated that the Company will seek such additional funding through public or private equity or debt financing. In response to this, the Company has recently entered into an agreement to sell stock to a foreign corporation. As of August 8, 2002, the Company has received approximately $494,000 in financing through the sale of 14,295,000 shares of the Company's common stock.

In addition, during the six months ended June 30, 2002 the Company issued 1,532,670 shares of Common Stock in satisfaction of an outstanding debt of the Company, and accepted subscription agreements from various individuals for the sale of 850,000 shares of the Company's Common Stock for an aggregate purchase price of $85,000.

RECENT SEC PROPOSAL ON ACCOUNTING POLICIES

The Securities and Exchange Commission (SEC) recently issued proposed guidance for disclosure of critical accounting policies. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. The Company plans to adopt the disclosure requirements regarding critical accounting policies once the final rules are required to be adopted.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

     As previously reported, on May 10, 2002 the Company closed the purchase and sale of approximately 3,648,437 shares of the Company's common stock, par value $.0001 per share (the "Common Stock"), to Starz Investments Limited, a Belize Corporation (the "Purchaser"), pursuant to that certain Regulation S Stock Purchase Agreement dated February 15, 2002 and amended March 15, 2002 and July 31, 2002 (as amended, the "Agreement"), which sale resulted in aggregate net proceeds to the Company of approximately $160,000. In addition, as of August 8, 2002, the Company closed the purchase and sale of approximately 10,646,563 additional shares of Common Stock to the Purchaser pursuant to the Agreement, which sale resulted in aggregate net proceeds to the Company of approximately $334,000. The sale and issuance of the Common Stock to the Purchaser was based, in part, upon representations and warranties of the Purchaser, including a representation that the sale of the Common Stock to the Purchaser was to a "non-U.S. Person" outside the "United States" in accordance with the "offering restrictions," as those terms are defined in the rules promulgated under Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). This sale was exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated by the Securities and Exchange Commission of the Securities Act. The shares of Common Stock have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

     As previously reported, during April and May of 2002 the Company issued 100,000 shares of Common Stock in satisfaction of an outstanding debt of the Company. The Company issued an additional 1,432,670 shares of Common Stock in satisfaction of this outstanding debt during the quarterly period ended June 30, 2002. These issuances were exempt from the registration requirements of the Securities Act pursuant to Regulation D promulgated by the Securities and Exchange Commission under section 4(2) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     There have been no defaults with the Senior Lender that have not already been reported.

ITEM 6.   EXHIBITS AND REPORTS ON 8-K
          ---------------------------

          Exhibits:

          99.1 Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Reports on Form 8-K:

          None.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of September, 2002.

                                             Light Management Group, Inc.


                                             By: /s/ Donald Iwacha
                                                --------------------------------
                                             Name: Dr. Donald Iwacha
                                             Title: President and CEO

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


         I, Donald Iwacha, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Light Management Group, Inc. for the quarter ended June 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;




Date: September 23, 2002                        /s/ Donald Iwacha
                                                --------------------------------
                                                Name: Donald Iwacha
                                                Title: Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



         I, Barrington Simon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Light Management Group, Inc. for the quarter ended June 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.





Date: September 23, 2002                        /s/ Barrington Simon
                                                --------------------------------
                                                Name: Barrington Simon
                                                Title: Chief Financial Officer