Form 10QSB
period 2002-09-30
LIGHT MANAGEMENT GROUP INC
filed 2003-03-21
CIK 768152

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 2002

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

                       COMMISSION FILE NUMBER 002-97360-A


                          Light Management Group, Inc.
                          ----------------------------
               (Exact name of issuer as specified in its charter)


             Nevada                                       75-2727932
----------------------------------------    ------------------------------------
   (State or other Jurisdiction                        (I.R.S. Employer
of incorporation or Organization)                     Identification No.)

   3060 Mainway, Suite 301,
  Burlington, Ontario, Canada                             L7M 1A3
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (905) 319-1111
             -------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   X  Yes       No
                                                           ---       ---

As of March 17, 2003, there were 60,300,153 shares of the Issuers common stock, par value $.0001 per share, issued and outstanding.

                          Light Management Group, Inc.

                                TABLE OF CONTENTS

Section 3.01              Form 10-QSB

Item                                                                        Page

Part I.  Financial Information

         Item 1.    Financial Statements

             (i)    Consolidated Balance Sheet as of September 30, 2002.     F-1

             (ii)   Consolidated Statements of Operations for the three
                    and nine months ended September 30, 2002 and
                    September 30, 2001.                                      F-2

             (iii)  Consolidated  Statements  of Cash Flows for the nine months ended September 30, 2002 and September
                    30, 2001.                                                F-3

             (iv)   Notes to Consolidated Financial Statements.              F-4

         Item 2.    Management's  Discussion and Analysis of Financial
                    Condition and Results of Operations                       2

         Item 3.    Disclosure Controls and Procedures                        5

Section 3.02

Part II. Other Information

         Item 1.    Legal Proceedings                                         6

         Item 2.    Changes in Securities and Use of Proceeds                 6

         Item 6.    Exhibits and Reports on Form 8-K                          6

Signatures                                                                    7

Certification of Chief Executive Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002                                                    8

Certification of Chief Financial Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002                                                    9

Exhibit Index                                                                10

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial Statements

                          LIGHT MANAGEMENT GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)


                                                                                       September 30,
                              ASSETS                                                        2002
                                                                                            ----
CURRENT ASSETS:
        Cash                                                                          $       2,434
        Accounts receivable                                                                  59,318
        Inventories                                                                         523,444
        Prepaid expenses and other current assets                                            61,707
                                                                                      -------------
        TOTAL CURRENT ASSETS                                                                646,903

PROPERTY AND EQUIPMENT - net of accumulated depreciation and amortization                   226,787

PATENTS - net                                                                               391,091
                                                                                      -------------
TOTAL ASSETS                                                                          $   1,264,781
                                                                                      =============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
        Accounts payable                                                              $   1,147,219
        Accrued expenses                                                                  1,505,112
        Note payable - bank                                                                  32,219
        Loans payable                                                                        70,609
        Due to officers                                                                     499,911
        Due to related party                                                                226,536
                                                                                      -------------
        TOTAL CURRENT LIABILITIES                                                         3,481,606

        Note payable - bank (net of current portion)                                         56,547
                                                                                      -------------
        TOTAL LIABILITIES                                                                 3,538,153
                                                                                      -------------

STOCKHOLDERS' DEFICIT:
        Preferred Stock - $.0001 par value, 10,000,000
        authorized shares, 2,766,798 shares issued and outstanding                              277
        Common stock - $.0001 par value, 200,000,000
        authorized shares, 48,874,517  shares issued and outstanding                          4,888
        Additional paid in capital                                                       21,062,945
        Deferred compensation                                                              (431,707)
        Accumulated deficit                                                             (22,615,617)
        Accumulated other comprehensive loss                                               (294,158)
                                                                                      -------------
          TOTAL STOCKHOLDERS' DEFICIT                                                    (2,273,372)
                                                                                      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $   1,264,781
                                                                                      =============

                 See Notes to Consolidated Financial Statements

                          LIGHT MANAGEMENT GROUP, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                   (UNAUDITED)


                                                                      For The Three Months Ended       For The Nine Months Ended
                                                                      Sept. 30,         Sept. 30,     Sept. 30,          Sept. 30,
                                                                     ------------------------------  -------------------------------
                                                                        2002              2001           2002              2001
                                                                     ------------      ------------  -------------      ------------

SALES                                                              $     158,901     $     255,019 $      431,996    $      956,252

COST OF SALES                                                             81,386            89,191        232,775           467,687
                                                                     ------------      ------------  -------------      ------------

GROSS PROFIT                                                              77,515           165,828        199,221           488,565
                                                                     ------------      ------------  -------------      ------------

OPERATING EXPENSES
   Selling, general and administrative expenses
     (including non-cash salaries, bonuses and services
     of $418,630 and $1,099,484 for the three and nine
     months ended Sept. 30, 2002 respectively.)                          988,685         1,016,044      3,072,910         2,985,823
   Impairment of goodwill                                                500,000                 -      1,000,000                 -
   Depreciation and amortization                                          86,661           123,230        260,140           382,399
                                                                     ------------      ------------  -------------      ------------
TOTAL OPERATING EXPENSES                                               1,575,346         1,139,274      4,333,050         3,368,222
                                                                     ------------      ------------  -------------      ------------

LOSS FROM OPERATIONS                                                  (1,497,831)         (973,446)    (4,133,829)       (2,879,657)

LOSS ON EXTINGUISHMENT OF DEBT                                                 -                 -              -           765,000
INTEREST EXPENSE                                                          15,058             6,753         80,487            17,454
                                                                     ------------      ------------  -------------      ------------

NET LOSS                                                              (1,512,889)         (980,199)    (4,214,316)       (3,662,111)

PREFERRED STOCK DIVIDEND                                                  55,336            55,336        166,008           166,008
                                                                     ------------      ------------  -------------      ------------

NET LOSS APPLICABLE TO COMMON STOCK                                $  (1,568,225)   $   (1,035,535)$   (4,380,324)  $    (3,828,119)
                                                                     ============      ============  =============      ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                      $       (0.03)   $        (0.05)$        (0.12)  $         (0.17)
                                                                     ============      ============  =============      ============

Weighted Average Shares Used in Computation - Basic and diluted       46,475,010        22,797,523     36,823,716        22,182,154
                                                                     ============      ============  =============      ============

NET LOSS                                                           $  (1,512,889)   $     (980,199)$   (4,214,316)  $    (3,662,111)

OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment                                  (19,802)          (50,255)      (171,290)              (19)
                                                                     ------------      ------------  -------------      ------------
COMPREHENSIVE LOSS                                                 $  (1,532,691)   $   (1,030,454)$   (4,385,606)  $    (3,662,130)
                                                                     ============      ============  =============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          LIGHT MANAGEMENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           For The Nine Months Ended
                                                                                       ----------------------------------
                                                                                          Sept. 30,         Sept. 30,
                                                                                            2002              2001
                                                                                       ----------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                             $ (4,214,316)     $ (3,662,111)
     Adjustments to reconcile net loss to net cash used in operating activities:
     Deferred compensation                                                                     121,917           109,434
     Depreciation and amortization                                                             260,140           382,399
     Loss on extinguishment of debt                                                                  -           765,000
     Impairment of goodwill                                                                  1,000,000                 -
     Stock issued for salaries and bonuses                                                     383,904             9,570
     Stock issued for consulting services                                                      715,580           296,450

     Changes in assets and liabilities:
     Accounts receivable                                                                         6,582           497,829
     Inventories                                                                              (223,444)           49,091
     Prepaid expenses and other current assets                                                 170,021           (70,430)
     Accounts payable                                                                          239,410           822,320
     Accrued expenses                                                                          655,661           427,075
                                                                                       ----------------  ----------------
NET CASH USED IN OPERATING ACTIVITIES                                                         (884,545)         (373,373)
                                                                                       ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                                  (2,764)         (112,353)
                                                                                       ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of note payable - bank                                                          (44,777)          (43,945)
     Net proceeds from loans payable                                                            67,149                 -
     Proceeds from loans payable - related party                                               449,215           436,942
     Sale of common stock                                                                      564,446            40,000
                                                                                       ----------------  ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    1,036,033           432,997
                                                                                       ----------------  ----------------

EFFECT OF EXCHANGE RATE CHANGES ON
     CASH AND CASH EQUIVALENTS                                                                (171,290)           45,203

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (22,566)           (7,526)

CASH AND CASH EQUIVALENTS -  Beginning of period                                                25,000            55,236

                                                                                       ----------------  ----------------
CASH - End of period                                                                           $ 2,434          $ 47,710
                                                                                       ================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                                    $ 5,493          $ 17,454
                                                                                       ================  ================

NON-CASH FINANCING AND INVESTING ACTIVITIES:

 Related party debt converted to preferred stock                                                   $ -       $ 3,200,000
                                                                                       ================  ================
 Related party debt converted to common stock                                                $ 386,667       $ 1,600,000
                                                                                       ================  ================
 Loans payable converted to common stock                                                     $ 159,267               $ -
                                                                                       ================  ================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          LIGHT MANAGEMENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION
      ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's report for the year ended December 31, 2001 on Form 10-KSB, together with the financial statements and accompanying notes thereto.

2.    GOING CONCERN
      -------------

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has had recurring losses and a working capital deficiency of approximately $2,835,000 at September 30, 2002, which create substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations and acquisitions. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.    NEW ACCOUNTING PRONOUNCEMENTS ADOPTED
      -------------------------------------

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, which eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as

                          LIGHT MANAGEMENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)


if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. The Company has conducted the initial test of the carrying value of its goodwill, as required by SFAS No. 142. The management of the Company believes that it could not estimate expected cash flows from future revenues to substantiate such carrying value and determined that an impairment in value had occurred. Therefore, the Company took an impairment charge of approximately $500,000 at June 30, 2002 and an additional $500,000 at September 30, 2002.

In accordance with SFAS No. 142, the Company discontinued amortization of goodwill effective January 1, 2002. The pro forma effects of the adoption of SFAS No. 142 on net income and basic and diluted earnings per share are as follows:

                                            Sept. 30, 2002    Sept. 30, 2001
                                            --------------    --------------

Net loss, as reported                        $ (4,214,316)     $(3,662,111)
Intangible amortization net of $0 tax                  --          (85,305)

                                            -------------      -----------
Net loss, pro forma                          $ (4,214,316)     $(3,747,416)
                                            =============      ===========

Basic and diluted earnings per share:
-------------------------------------

Net loss, as reported                        $      (0.12)     $     (0.17)
Intangible amortization net of $0 tax                  --               --
                                            -------------      -----------
Net loss, pro forma                          $      (0.12)     $     (0.17)
                                            =============      ===========

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS 144 and accordingly has written down assets that have been determined to be impaired by $1,000,000.

On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments," and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, if the extinguishment of debt is a routine and recurring transaction by the entity, as in a risk management strategy, then it should not be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it does not meet the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Company has chosen to early adopt the provisions of SFAS No. 145 and as such has reclassified the loss on extinguishment of debt from an extraordinary item to other expense.

                          LIGHT MANAGEMENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus the date an entity commits to an exit plan under EITF 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial
statements  about  the  obligations   associated  with  guarantees  issued.  The
disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation is not expected to have an impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation is not expected to have an impact on our financial statements.

                          LIGHT MANAGEMENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

4.    BORROWINGS
      ----------

During the nine months ended September 30, 2002, the Company borrowed an aggregate of approximately $67,000, from three unrelated sources, of which approximately $25,000 bears interest at 8% per annum and is payable on demand. The terms of the remaining borrowing of approximately $42,000 have not yet been determined.

In April 2002, the Company settled approximately $159,300 of its loans payable by issuing 1,532,670 shares of common stock valued $0.10 per share.

The business loan agreement with one of the banks expired on June 29, 2002. The Company utilized the pledged cash of $25,000 to repay a portion of the loan. As of September 30, 2002, the outstanding balance of such loan is $25,000 and is due on demand.

5.    Related Party Transactions
      --------------------------

Due to officers on the accompanying consolidated balance sheet represents the balance owed to the Chairman of the Company and to the Chief Executive Officer for advances to and expenses paid on behalf of the Company. Such balance is interest-free and payable upon demand.

The balance payable to the Chairman of the Company at September 30, 2002 was $460,314. In February 2002, the Company settled $300,000 of its loans payable by issuing 3,000,000 shares of common stock valued at $570,000. The excess of the market value of the stock over the loan, of $270,000, was recorded as management compensation and included in non-cash salaries and services in the accompanying consolidated financial statements.

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

6.    NON-CASH SALARIES AND SERVICES
      ------------------------------

During the three and nine months ended September 30, 2002, the Company issued shares of stock to various employees and consultants. An aggregate of 349,500 and 2,897,417 shares were issued for approximately $47,880 and $751,500 of salaries, bonus, and consulting services (in addition to the 3,866,667 shares issued to officers as described in Note 5 above) for the three and nine months, respectively. Certain of these costs are for services to be provided in the future and accordingly, prepaid compensation of approximately $432,000 is shown as deferred compensation and included as an increase to stockholders' deficit in the accompanying consolidated balance sheet.

                          LIGHT MANAGEMENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)


7.    CONTINGENCIES
      -------------

On May 1, 2002, a Class Action Suit ("Class Lawsuit") was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors (collectively as the "Defendants"). The plaintiff in this Class Lawsuit claims that the defendants have violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing a series of material misrepresentations to the market between June 9, 1999 through November 20, 2001, thereby artificially inflating the market price of the Company's common stock. The Company intends to vigorously defend this Class Lawsuit. The Company is unable, however, to predict the outcome of this matter, or reasonably estimate a range of possible loss given the current status of the litigation. The Company has been served with the Consolidated Amended Complaint and is preparing to file and serve a response. The Company has not ruled out other responses, including, without limitation, moving to dismiss portions of the Consolidated Amended Complaint.


8.    SALES OF COMMON STOCK
      ---------------------

On February 15, 2002, the Company entered into an agreement with a foreign corporation, to sell 15,000,000 shares of common stock, which shall be 32% of the bid price of the Company's common stock as quoted on the United States stock exchange for the five consecutive trading days immediately preceding the date the purchase order is received by the Company. Addenda to this agreement have been executed, providing for an additional 10,000,000 shares of common stock to be made available for sale, for an aggregate of 25,000,000 shares. As of September 30, 2002, the Company had sold approximately 15,909,000 shares of common stock for $479,000. The shares of common stock sold have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In addition, during the nine months ended September 30, 2002, the Company also issued 850,000 shares of common stock for $85,000.

9.    SUBSEQUENT EVENTS
      -----------------

Subsequent to September 30, 2002, the Company sold approximately 8,026,000 additional shares of common stock in private offshore transactions for $135,000. In October 2002, the Company settled $210,000 of its loans payable to the Chairman of the Company by issuing 3,000,000 shares of common stock. The Company also issued 399,000 shares of common stock to Consultants for consulting services.

FORWARD-LOOKING STATEMENTS CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
Certain statements included in this report, including, without limitation, statements contained under the caption "Item 2. Management's Discussion and Analysis or Plan of Operation," and such other statements, except historical facts, regarding the Company's financial position, business strategy and plans of management for future operations, may constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which include, but are not limited to, words such as "expect,"
"anticipate," "estimate," "plan," "project" and "intend" are based on management's beliefs and assumptions, and on information currently available to management and involve certain known and unknown risks, uncertainties and other factors which may cause these statements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include, among others, the Company's ability to finance its operations and the ability to obtain such financing, uncertainties relating to the integration of acquired businesses and operations, the Company's ability to successfully implement its business plan and integrate any proposed and future business arrangements; potential fluctuations in financial results, dependence on product development, rapid technological and market change, failure to complete the manufacture of products on schedule and on budget, uncertainties relating to business and economic conditions in markets in which the Company operates or which relate to customer plans and commitments; dependence on intellectual property rights; the competitive environment in which the Company operates and such other risks as detailed from time to time in the Company's periodic reports filed with the United States Securities and Exchange Commission (SEC) and other regulatory authorities.

                          CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (SEC) has issued proposed guidance for disclosure of critical accounting policies. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods.

Our financial statements are prepared in accordance with generally accepted accounting principles. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment for such things as valuing assets, accruing liabilities, and estimate expenses. The following is a list of what we feel are the most critical estimations that we make when preparing our financial statements.

Accounts Receivable - Allowance for Doubtful Accounts

We routinely review our accounts receivable, by customer account, aging, to determine the collectibility of the amounts due based on information we receive from the customer, past history, and economic conditions. In doing so, where necessary we will adjust our allowance for doubtful accounts accordingly to reflect any cumulative amount that we feel is uncollectable. This estimate may vary from the proceeds that we actually collect. If the estimate is too low we may incur higher bad debt expenses in the future resulting in lower net income. If the estimate is too high, we may experience lower bad debt expense in the future resulting in higher net income.

Inventories

Inventories are recorded at the actual cost. No write-downs have been taken, as management believes that the inventory will not be in stock long enough for it to become obsolete.

Fixed Assets - Depreciation

We maintain machinery and equipment, and furniture and fixtures to operate our business. These assets have extended lives. We estimate the life of individual assets to spread the cost over the expected life. The basis for such estimates in use, technology, required maintenance and obsolescence. We periodically review these estimates and adjust them if necessary. Nonetheless, if we over estimate the life of an asset(s), at a point in the future, we would have to incur higher depreciation costs or write-off, lower income. If we under estimate the life of an asset(s) we would absorb too much depreciation in the early years and experience higher net income in the later years when the asset is still in service.

Goodwill and Intangible Asset Impairment

We have acquired several companies. In recording the transaction, we are required to recognize the full price. The difference between the value of the assets and liabilities acquired, including transaction costs and identifiable intangible assets, and the purchase price is recorded as goodwill. If goodwill is not impaired, it remains as an asset on our balance sheet. If it is impaired we are required to write down the asset to an amount that accurately reflects its carrying value. Since we have not had an independent expert to value our goodwill balance, management has determined that the goodwill may be impaired; therefore, we have decided that the balance should be written off. We have not taken an impairment charge for the Patents, but will continue to amortize them, as we believe they have value over time and are producing income through one of the divisions.

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

The difficulties in the high technology sector have presented challenges in advancing new technologies in the market. Among these challenges is obtaining funding, which requires constant attention for many companies. LMG has been in discussions with various private and public lenders and anticipates that it will have the funding necessary to meet its cash requirements to the end of the fourth quarter 2002. The Company expects to use the money to address operating requirements as well as to fund ongoing product research, development and testing. However, there can be no assurance that such funding will be available to the Company on terms and conditions acceptable to the Company, or that the Company will be able to obtain funding at all.

Results of Operations

Nine Months Ended September 30, 2002 Compared To Nine Months Ended September 30, 2001

REVENUES - The Company had sales revenues of $956,252 for the nine months ended September 30, 2001, as compared to $431,996 for the nine months ended September 30, 2002. This decrease is primarily the result of a decline in Laser Projection Equipment Sales of $483,862 in the first nine months of 2002. This is due in part to the decreased demand in the out-of-home advertising sector where these product sales are targeted, as well as extended time required for licensing approval. The Company had sales revenues of $255,019 for the three months ended September 30, 2001, as compared to $158,901 for the three months ended September 30, 2002. This decrease is primarily the result of a continued decline in Laser Projection Equipment Sales in 2002 as noted above. At this time, Management's expectation is that there will be no significant improvement until the end of the second quarter of 2003. Revenues from the Exclusive Advertising subsidiary continued to match the pace for 2001.

GROSS PROFIT - Gross Profit decreased from $488,565 for the nine months ended September 30, 2001, as compared to $199,221 for the nine months ended September 30, 2002, and from $165,828 for the three months ended September 30, 2001 to $77,515 for the three months ended September 30, 2002. Gross Profit percentages decreased from 51.1% for the nine months ended September 30, 2001 to 46.1% for the nine months ended September 30, 2002, and from 65.0% for the three months ended September 30, 2001 to 48.8% for the three months ended September 30, 2002. This decrease in gross profit is attributable to the decrease in Laser Projection Equipment Sales which carries a greater profit margin than the advertising sales revenue.

OPERATING EXPENSES - The operating expenses incurred by the Company for the nine months ended September 30, 2001 were $3,368,222 as compared to $4,333,050 for the nine months ended September 30, 2002. The general expenses decreased by $1,012,397, and non-cash compensation increased by $1,099,484. The operating expenses incurred by the Company for the three months ended September 30, 2001 were $1,139,274, as compared to $1,575,346 for the three months ended September 30, 2002. The general expenses decreased by $445,989, and non-cash compensation increased by $418,630. The decrease in expenses are attributed to the start up costs for the Company's office in Georgia, which opened in the second quarter of 2001, and also the reduction of costs in the first three quarters of 2002 attributable to business promotions as well as consulting and professional services. Shares of the Company's capital stock issued for new consulting services and salary adjustments account for the increase in the non-cash compensation during this period.

NET LOSS - As a result of the above changes, the net loss for the nine months ended September 30, 2001 was $3,662,111, as compared to a net loss of $4,214,316 for the nine months ended September 30, 2002, and the net loss for the three months ended September 30, 2001 was $980,199, as compared to a net loss of $1,512,889 for the three months ended September 30, 2002. In summary, the decreases in Sales were matched by decreases in Operating Expenses as expected; however, these decreases were offset by the shares of the Company's capital stock issued for new consulting services and salary adjustments which account for an increase in the non-cash compensation during this period, as well as the Impairment in Goodwill charge taken during 2002. Depreciation and amortization also decreased by $122,000 for the nine month period, and by $37,000 for the three month period.

Current Liquidity and Capital Resources

The Company has financed its cash requirements primarily through borrowings from related parties and sales of common shares. Net cash used in operating activities for the nine month period ended September 30th 2002 was $884,545.

As of September 30, 2002, the working capital deficiency was $2,835,000. This lack of liquidity, together with the Company's net losses for the years ended December 31, 2001 and 2000, resulted in the Company's independent auditors including an explanatory paragraph in their report on our December 31, 2001 financial statements about our ability to continue as a going concern.

The Company's current assets, as of September 30, 2001, were $1,422,487 as compared to $646,903 as of September 30, 2002. The bulk of this amount is in inventory of $523,444 and prepaid expenses of $61,707 and accounts receivable of $59,318.

As of September 30, 2002, the Company's accounts payable increased to $1,147,219 and accrued expenses increased to $1,505,112, as compared to $1,057,790 and $618,805, respectively, as of September 30, 2001. Proceeds of borrowings from related parties were $449,215 and $67,149 from unrelated third parties during the nine months ended September 30, 2002. The proceeds were used for the on going operations of the Company.

Shareholder's deficit as of September 30, 2002 was $2,273,372, as compared to equity of $2,433,868 as of September 30, 2001.

The Company's previous banking facility under that Business Loan Agreement with Citizens Bank expired on June 29, 2002. The Company will need to raise additional capital to fund its operations and future acquisitions, as well as to fund ongoing product research, development and testing. Although the Company has been in discussions with various private and public lenders, there can be no assurance that such funding will be available to the Company on terms and conditions acceptable to the Company, or that the Company will be able to obtain any such funding at all. It is therefore anticipated that the Company will obtain such additional funding through public or private equity or debt financing.

On each of May 10, 2002, August 8, 2002 and December 31, 2002, the Company successfully cloned sales of its capital stock in private offshore transactions for an aggregate of 23,935,404 shares of its common stock, resulting in net proceeds to the Company of $160,000, $284,000 and $170,000, respectively. The proceeds were utilized by the Company for the on going operations.

In addition, during the nine months ended September 30, 2002 the Company issued 1,532,670 shares of its common stock in satisfaction of an outstanding debt of the Company, and accepted subscription agreements from various individuals for the sale of 850,000 shares of the Company's Common Stock for an aggregate purchase price of $85,000.

Research and Development

On January 14, 2000, the Company acquired all of the common stock of 1028177 Ontario, Ltd., d/b/a Light Research and Development ("LRD"). LRD is the research entity through which the Company conducts its research and development of new optic, laser and related technologies. LRD is operated by the research team led by Dr. Donald Iwacha, Ph.D., Dr. Arkadi Rozenchtein, Ph.D. and Dr. Gennadii Ivtsenkov. In addition to the development of new ideas and concepts, through LRD, the Company expects to focus on developing new applications using LMG's acousto-optic technology in five targeted growth areas: digital communications; visual media (e.g., outdoor advertising); industrial equipment; aerospace; and bio-medical. LRD intends to build product prototypes and, in time, commercially viable working models which it anticipates developing into new technologies and products.

LRD introduced the Acousto-Optic Deflector (AOD) Switch for the Communications market on December 20, 2000. In 2001, Letters of Intent were signed with a number of companies, including Empyrean Communications, Inc., France Telecom, FibreWired Burlington Hydro Communications (FWBHC) and the Boeing Company to evaluate the switch. Subsequent work has resulted in connection with FWBHC and Boeing. Specifically, the Company successfully completed Phases I, II and III testing at FWBHC, with Phase III testing having been completed in May 2002. As a next step in working with FWBHC, LRD is proceeding with the development of the necessary type of intelligent platform required for the (AOD) Switch. With respect to Boeing, the initial product proved too heavy and too large for the sought after application and, despite subsequent submission of a proposal for a miniaturized version with improved characteristics, project evaluation constraints have prohibited further evaluation. No work has resulted as of yet in connection with Empyrean or France Telecom and, because of the non-binding nature of such Letters of Intent, there can be no assurance that any projects will be developed with such companies.

In March 2001, the Company introduced the first Ultra-violet (UV) Scanner using Acousto-Optic Deflection technology. An agreement was subsequently entered into with the Baylor College of Medicine in Texas to supply such an Ultra-violet (UV) Scanner to the medical college for testing and evaluation in various research projects. The Company is currently in the process of final preparations and testing of a unit built to Baylor specifications.

Item 3.   Controls and Procedures

Within 90 days prior to the date of filing this Quarterly Report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission filings are timely recorded, processed, summarized and communicated to the Company's management, Chief Executive Officer and Chief Financial Officer, as appropriate, to permit timely decisions regarding required disclosure under the Exchange Act. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any significant deficiencies and material weaknesses identified which required any corrective actions.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.   Legal Proceedings

     On May 1, 2002, a Class Action Suit ("Class Lawsuit") was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors (collectively as "Defendants"). The plaintiff in this Class Lawsuit alleges that defendants have violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing a series of material misrepresentations to the market between June 9, 1999 through November 20, 2001, and thereby artificially inflating the market price of the Company's common stock. The Company intends to vigorously defend this Class Lawsuit. The Company is unable, however, to predict the outcome of these cases, or reasonably estimate a range of possible loss given the current status of the litigation. The Company has been served with the Consolidated Amended Complaint and is preparing to file and serve an Answer. The Company has not ruled out other responses, including, without limitation, moving to dismiss portions of the Consolidated Amended Complaint.

Item 2.   Changes in Securities and Use of Proceeds

     As previously reported, on August 8, 2002 and up to September 30, 2002, the Company closed on the purchase and sale of 14,294,669 and an additional 1,614,099 shares, respectively of its common stock, par value $.0001 per share (the "Common Stock"), pursuant to that certain Regulation S Stock Purchase Agreement dated February 15, 2002, and most recently amended as of October 21, 2002 (as amended, the "Agreement"), which sale resulted in aggregate net proceeds to the Company of approximately $444,000 and $35,000 respectively. In addition, on December 31, 2002, the Company closed on the purchase and sale of an additional 8,026,636 shares of the Common Stock pursuant to the Agreement, which sales resulted in aggregate net proceeds to the Company of approximately $135,000. The sale and issuance of the Common Stock to the purchaser under the Agreement was based, in part, upon representations and warranties of the purchaser, including a representation that the sale of the Common Stock to the Purchaser was to a "non-U.S. Person" outside the "United States" in accordance with the "offering restrictions," as those terms are defined in the rules promulgated under Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). Such sales were exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated by the Securities and Exchange Commission of the Securities Act. The shares of Common Stock have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Item 6.   Exhibits and Reports on 8-K

     (a)  Exhibits:

          99.1 Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

                 None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of March, 2003.

                                        Light Management Group, Inc.


                                        By: /s/ Donald Iwacha
                                           ---------------------------------
                                           Name: Donald Iwacha
                                           Title: President and CEO

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Donald Iwacha, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Light Management Group, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003                    /s/  Donald Iwacha
                                        -------------------------------
                                        Name: Donald Iwacha
                                        Title: Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Barrington Simon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Light Management Group, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 21, 2003                    /s/  Barrington Simon
                                        -------------------------------
                                        Name: Barrington Simon
                                        Title: Chief Financial Officer

                                     INDEX


Exhibit  Description
-------  -----------

99.1     Certification of the Chief Executive Officer of the Company pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification of the Chief Financial Officer of the Company pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.